Form 10-K
period 2003-12-31
CBD MEDIA LLC
filed 2004-03-30
CIK 1253808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-107783

CBD Media LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0553288
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

312 Plum Street, Suite 900 Cincinnati, Ohio	45202 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (858) 467-2800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act
Rule 12b-2).    Yes  ☐    No  ☒

Documents Incorporated by Reference: None

CBD MEDIA LLC

FORM 10-K

PART I

As used herein, unless the context otherwise requires:

•	“CBD Media,” “we,” “us,” “our” or other similar terms refers to the business of CBD Media LLC;

•	“CBD Holdings” refers to CBD Media Holdings LLC, the parent of CBD Media LLC;

•	“Cincinnati Bell, Inc.” refers to Cincinnati Bell, Inc., which was known as Broadwing Inc. prior to a corporate name change effective May 27, 2003.

ITEM 1. BUSINESS

CBD Media

We are the twelfth largest directory publisher in the United States based on 2002 revenue. We are the exclusive directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census. We believe our directories captured over 85% share of the 2003 total directory advertising spending in the Cincinnati-Hamilton metropolitan area. In 2003, we published fourteen yellow pages directories and distributed over 2 million yellow pages directories to businesses and residences. We also offer integrated internet-based directory services to our consumers through the cincinnatibellyellowpages.com web site. In addition, we publish the white pages for Cincinnati Bell Telephone, the incumbent local exchange carrier in the Cincinnati-Hamilton metropolitan area for over 100 years, for whom we distributed over 1 million copies in 2003. We generate our revenues primarily through the sale of advertising, and in 2003 had over 19,000 local advertising customers consisting primarily of small and medium-sized businesses, as well as approximately 1,100 national advertisers. For the twelve months ended December 31, 2003, our revenue was $86.3 million and we have experienced year-over-year revenue growth since 1993.

We acquired our directory publishing business in March 2002 from Cincinnati Bell, Inc., the owner and operator of Cincinnati Bell Telephone. As a part of this acquisition, we received an exclusive, royalty-free license to use the name “Cincinnati Bell Directory” to conduct our directory publishing business in the Cincinnati-Hamilton metropolitan area until March 2022. In addition, Cincinnati Bell, Inc. and its subsidiaries and affiliates are contractually prohibited from competing with us in the directory publication business in the Cincinnati-Hamilton metropolitan area until March 2012.

The U.S. directory advertising industry has experienced stable and consistent revenue growth, with revenues for the industry increasing over the past twenty years at a compounded annual growth rate of approximately 6%. We believe that print directories are, in many cases, the primary forms of advertising used by small and medium-sized businesses and are one of the most resilient forms of advertising in economic downturns. In addition, we believe that the annual publication cycle and the priority placement given to existing advertisers result in high customer retention rates by directory publishers even during poor economic times. During the last two recessions beginning in 1991 and 2001, the U.S. directory advertising industry experienced positive growth in spending, while other major forms of advertising media, including radio, television and newspaper, experienced spending declines.

Competitive Strengths

Dominant local market position. We have superior printed directory usage and possession statistics in the Cincinnati-Hamilton metropolitan area. According to a 2003 study prepared for us by the University of Cincinnati, we are the preferred yellow pages directory of 92% of the population of the Cincinnati-Hamilton metropolitan area and have residential and business possession rates of 95% and 78%, respectively. We believe these usage statistics are, in part, responsible for our high advertiser satisfaction rates, as well as our average local advertiser retention rate of approximately 85% over the last five years, which we believe is the highest in our market and compares favorably to other directories published under the local exchange carrier brand nationwide. We expect that Cincinnati Bell Telephone’s established market position and strong brand name will allow us to sustain our market share, maintain high usage trends for our directories and attract additional high-quality advertisers in the future.

Powerful brand name. In 2002, we entered into a twenty-year agreement with Cincinnati Bell, Inc. that allows us to use the widely-recognized Cincinnati Bell name to market our directory products. The Cincinnati Bell brand has been in existence for over 100 years and its high regard among our consumers is evidenced by Cincinnati Bell Telephone’s receipt of the J.D. Power and Associates 2001 and 2002 awards for both Local Residential Telephone Customer Satisfaction-Mainstream Users and Residential Long Distance Customer Satisfaction-Mainstream Users, as well as the award for the Highest Overall Satisfaction Among Wireless Telephone Users in Cincinnati in 2002. Cincinnati Bell Telephone’s local ranking represents J.D. Power’s highest award for all local telephone companies in the United States. We believe our strategic relationship with Cincinnati Bell Telephone affords us brand recognition as the incumbent yellow pages provider and gives us a significant competitive advantage compared with directory publishers in our market that are not associated with the Cincinnati Bell brand.

Efficient operating model. We utilize select strategic partners, whom we believe are among the best operators in their respective industries, to provide sales, printing, distribution and billing support under long-term contracts. This business model allows us to realize best-in-industry service and cost efficiencies that directly contribute to our operating and free cash flow margins, which we believe are among the highest in the directory publishing industry. We are able to leverage our partners’ expertise and national experience, thereby minimizing ongoing capital expenditures and allowing our management to concentrate its focus on the strategic management of our business. We also believe that we are a significant customer of each of our key partners, which we believe enhances the quality of services that we receive.

Strong financial profile. Our business has been characterized by consistent revenue growth and high operating margins. Our revenue has increased each year since 1993, from approximately $58.7 million in 1993 to approximately $86.3 million in 2003, resulting in a compounded annual growth rate of nearly 4%. The stability of our financial results is driven by (i) our directory advertising sales, which are presold through one-year contracts typically paid on a monthly basis; (ii) our collection rate during the year ended December 31, 2003 of approximately 95% of gross accounts receivable, which we believe compares favorably to the collection rates of both other directories published under the local exchange carrier brand and independent directory publishers; (iii) our high advertising retention rates from existing customers, which have averaged approximately 85% over the last five years; and (iv) the fact that 85% of our operating expenses are tied to contracts with strategic partners and tend to be correlated with our revenue.

Favorable cash flow characteristics. Our business has strong cash flow characteristics due to the combination of our consistent revenue, strong operating margins, high collection rates, low capital expenditures, minimal working capital requirements, limited corporate overhead and a favorable tax position resulting from our acquisition from Cincinnati Bell, Inc. in 2002. The timing of our cash inflows throughout the year is also predictable, as our customers typically pay for their advertisements in our directories in twelve equal monthly installments.

Attractive market demographics. We believe that the Cincinnati-Hamilton metropolitan area has a growing economy, a stable base of employment and a high percentage of service-based businesses. We believe service-based businesses, as an industry group, are more favorably disposed to advertise in yellow pages directories. The Cincinnati-Hamilton metropolitan area has experienced economic growth that has exceeded the national average over the past nine years. From 1994 to 2003, the Cincinnati Gross Regional Product grew at an estimated average annual rate of approximately 4% compared to the national Gross Domestic Product average annual growth rate of 3% over the same period. The 2003 unemployment rate for the Cincinnati-Hamilton metropolitan area was nearly 5%, well below the national unemployment rate, and the majority of newly created or retained jobs was in the services industry. In addition, more than 370 Fortune 500 firms have a presence in Cincinnati, and eight of these firms have their headquarters in the region.

Diverse customer base. We have a large, diversified yellow pages customer base. In 2003, we served more than 19,000 local and approximately 1,100 national advertisers through our fourteen yellow pages directories. We believe that the significance of the directory advertising medium to these customers, along with the diversity of our customer base, mitigates the effect of downturns in the economy or any individual sector of the economy on our business as our operations are not dependent on any one particular advertiser or industry segment. In 2003, no single advertiser represented more than 0.4% of our revenue and our largest topical directory heading accounted for only 5.5% of our total revenue. In addition, in 2003, our top ten topical directory headings accounted for approximately 22.0% of total revenue.

Significant value for our target advertisers. We believe that directory advertising provides significant value to our customers and a value greater than that created by advertising in most other major forms of media. The over 2 million yellow pages directories that were distributed to businesses and residences represent a broad spectrum of potential users and, in turn, offer our advertisers significant local reach. Directory advertising is also directional in nature, which means consumers typically use directories immediately before making a purchase, creating a meaningful value for advertisers in the directory.

Experienced management team. Our current management team has over 50 years combined experience with our business, with an average of approximately thirteen years of experience each. Our President and Chief Executive Officer, Douglas A. Myers, has worked at our business for the past sixteen years in a variety of positions prior to being appointed to his current role in 1999. John P. Schwing, our Chief Financial Officer, and David D. Miller, our Vice President of Sales and Operations, have served in senior management roles with us for the past twelve and fifteen years, respectively. The senior management’s relationships with the strategic partners involved in CBD Media’s operations are well-established and long-standing. In addition, each member of our senior management has an equity interest in our business.

Business Strategy

Increase revenue from existing local customer base. We have historically achieved annual revenue growth by selling additional advertising or services to our existing local customer base of more than 19,000 local customers, comprised primarily of small to medium-sized service businesses. By offering a larger ad display, color text instead of black and white, improved display placement under a heading, and a wide variety of specialty product offerings such as directory spine and back-cover advertising, we have been successful in generating higher average revenue per customer over time, the key focus of our sales force.

Expand product offerings and value-added services. We provide small and medium-sized businesses with a fully-integrated solution for their directory advertising needs. For many of our local advertisers, printed yellow pages advertising has historically been their primary or only means of advertising. Less than a third of our print customers currently advertise using our internet directory advertising site, cincinnatibellyellowpages.com. We have fully integrated this website in our local sales channel and have begun providing a bundled advertising product consisting of print and internet advertising to our customers. We believe that as the percentage of our customer base using our internet directory advertising products increases, we will be able to generate incremental revenue from these products. We are introducing additional advertising opportunities in our print directory product, such as front cover advertisements, which we expect will also allow us to generate additional incremental revenue from our customer base.

Leverage strategic partnerships. Our unique partnership-based business model allows us to generate operating margins which we believe, based on publicly available information, are among the highest in the directory publishing industry and allows our management team to focus on strategic growth. We will continue to use these partnerships to generate continued revenue growth while maintaining our strong operational margins. We believe that our selection of industry-leading strategic partners and our value to these partners has allowed us to achieve favorable operating results while avoiding significant capital expenditures and limiting corporate overhead.

Industry

Directory advertising competes with all other forms of media advertising, including television, radio, newspapers, the internet, billboards and direct mail. Unlike other forms of advertising, directory advertising is characterized as primarily directional advertising (which refers to advertising targeted at consumers who are actively seeking information and are prepared to purchase a product or service). Historically, the U.S. directory advertising industry has been dominated by the large publishing businesses of regional Bell operating companies, or RBOCs, and other incumbent local telephone companies.

Directory advertising market size

It is estimated that the U.S. directory advertising industry generated sales of approximately $14.9 billion in 2002. The industry is characterized by steady and consistent growth with advertising spending increasing at a 5.5%, 4.8% and 4.9% compounded annual growth rate over the last five, ten and fifteen years, respectively. The following chart depicts the estimated size and growth of the U.S. directory advertising industry since 1985:

U.S. directory advertising: 1985 - 2002

Year	Growth	Spending
	(Dollars in billions)
1985	—	$5.8
1986	12.1%	6.5
1987	12.3	7.3
1988	6.6	7.8
1989	7.1	8.3
1990	7.2	8.9
1991	2.9	9.2
1992	1.5	9.3
1993	2.1	9.5
1994	3.2	9.8
1995	4.6	10.2
1996	4.8	10.7
1997	5.8	11.4
1998	6.5	12.1
1999	6.9	13.0
2000	7.8	14.0
2001	5.2	14.7
2002	1.1	14.9

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 1997 and 2003. Reported Yellow Pages Advertising revenue includes revenue from Publisher’s Internet yellow pages operations.

Local versus national advertising

While directory advertising is sold on both a local and national basis, local advertising from small and medium-sized businesses constitutes the majority of directory advertising spending. As shown in the table below, from 1997 to 2002, local print directory advertising constituted approximately 84.6% of total spending for the U.S. directory advertising industry. This is consistent with our experience, where for the period from January 1, 2003 to December 31, 2003, local advertising accounted for over 80% of our total revenue.

Local versus national U.S. directory advertising: 1997 - 2002

	1997	% of total	1998	% of total	1999	% of total	2000	% of total	2001	% of total	2002	CAGR ’97-‘02
	(Dollars in billions)
Local	$9.7	85.0%	$10.2	84.4%	$10.9	84.4%	$11.8	84.5%	$12.4	84.5%	$12.6	5.4%
% growth yearly	5.0%		5.6%		6.8%		7.9%		5.1%		1.3%
National	$1.7	15.0%	$1.9	15.6%	$2.0	15.6%	$2.2	15.5%	$2.3	15.5%	$2.3	6.2%
% growth yearly	10.9%		10.6%		7.1%		7.3%		6.0%		0.2%

Total	$11.4	100.0%	$12.1	100.0%	$13.0	100.0%	$14.0	100.0%	$14.7	100.0%	$14.9	5.5%
% growth yearly	5.8%		6.5%		6.9%		7.8%		5.2%		1.1%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 2003. Publisher’s Internet Yellow Pages revenue is included in the Local Yellow Pages figures.

Competition within the industry

Presently, the industry can be divided into two major groups of directory advertising publishers: the directory businesses of RBOCs and other incumbent local telephone companies such as Cincinnati Bell Telephone, referred to as Incumbent Publishers, and independent publishers such as TransWestern Publishing Company LLC, the U.S. business of Yell Group Ltd. and McLeodUSA Media Group Inc. (which has been acquired by Yell Group Ltd.), referred to as Independent Publishers. Fueled by the Telecommunications Act of 1996, which assured access to telephone subscriber listings at nominal rates, and significant private equity investment, Independent Publishers have begun to consolidate and increase their market share. As shown in the table below, the Independent Publishers’ revenues have increased over the last five years, yet the Incumbent Publishers remain the dominant players, with an estimated 88.3% share of total 2002 revenue for the U.S. directory advertising industry.

U.S. directory market share: 1997 - 2002

	1997	% of total	1998	% of total	1999	% of total	2000	% of total	2001	% of total	2002	% of total
	(Dollars in billions)
Incumbent publishers(1)	$10.6	93.6%	$11.2	92.8%	$11.8	91.4%	$12.3	90.0%	$12.9	89.3%	$12.8	88.3%
% growth yearly	5.6%		5.3%		4.9%		4.9%		4.6%		-0.6%
Independent publishers	$0.7	6.4%	$0.9	7.2%	$1.1	8.6%	$1.4	10.0%	$1.5	10.7%	$1.7	11.7%
% growth yearly	8.7%		20.7%		26.0%		25.2%		12.0%		10.0%
Total	$11.4	100.0%	$12.1	100.0%	$12.9	100.0%	$13.7	100.0%	$14.4	100.0%	$14.5	100.0%
% growth yearly	5.8%		6.3%		6.4%		6.6%		5.3%		0.5%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 2003.

(1)	Includes the directory businesses of RBOCs and other incumbent local telephone companies. Revenues from publishers Internet Yellow Pages has been excluded from reported revenues.

We believe that Incumbent Publishers maintain higher margins than their Independent Publisher competitors due to their affiliation with the incumbent local telephone service provider, highly recognized brand names, established consumer usage, broader distribution, wider geographic coverage and long-term advertiser relationships. Given these advantages, Independent Publishers are forced to compete primarily on price, with advertising rates that are significantly lower than the rates for equivalent products listed by Incumbent Publishers. As a result, Independent Publishers typically have substantially lower margins than Incumbent Publishers.

Competition with other media

We believe that one of the most compelling aspects of yellow pages directories is their ability to weather economic downturns more favorably than other forms of advertising. For example, during the last two recessions, beginning in 1991 and 2001, yellow pages directory advertising was one of the only media segments to show revenue growth. As the table below highlights, U.S. directory advertising industry spending increased 2.9% and 5.2% in 1991 and 2001, respectively, while other major media segments declined.

Advertising spending by media category: 1990 - 2002

Year	U.S. Directories	Spending Growth	Television(1)	Spending Growth	Radio	Spending Growth	Newspaper	Spending Growth
	(Dollars in billions)
1990	$8.9	—	$29.2	—	$8.7	—	$35.6	—
1991	9.2	2.9%	28.3	(2.8)%	8.5	(2.9)%	33.6	(5.7)%
1992	9.3	1.5	30.5	7.8	8.7	2.1	33.9	1.0
1993	9.5	2.1	31.9	4.4	9.5	9.3	35.4	4.4
1994	9.8	3.2	35.7	12.0	10.5	11.3	38.1	7.7
1995	10.2	4.6	37.6	5.1	11.3	7.5	40.3	5.7
1996	10.7	4.8	40.7	8.4	12.3	8.4	42.6	5.8
1997	11.4	5.8	42.8	5.0	13.5	10.0	46.3	8.6
1998	12.1	6.5	46.4	8.6	15.1	11.7	49.3	6.5
1999	13.0	6.9	49.4	6.3	16.9	12.3	52.2	5.8
2000	14.0	7.8	56.1	13.6	19.1	12.6	55.0	5.3
2001	14.7	5.2	50.8	(9.5)	18.2	(4.6)	50.7	(7.7)
2002	14.9	1.1	54.4	6.9	19.4	6.3	50.8	0.1
‘97-‘02 CAGR		5.5%		4.9%		7.5%		1.9%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 1997 and 2003.

(1)	Includes broadcast television and cable and satellite television; excludes barter syndication.

We believe directory advertising is the preferred form of advertising for many small and medium-sized businesses due to its relatively low cost, broad demographic and geographic distribution, enduring presence and high customer usage rates. We believe that yellow pages advertising is attractive to our customers because consumers may view yellow pages directories as a free, comprehensive single source of information. While overall advertising tends to track an economy’s business cycle, directory advertising tends to be more stable and does not fluctuate widely with economic cycles due to its preference by small to medium-sized businesses, often as their principal or only form of advertising. Directory advertising is also recession-resistant because failure to advertise in a given directory cannot be remedied until the replacement directory is published, usually one year later. Moreover, most directory publishers, including us, give priority placement within a directory classification to their longest-tenured advertisers. As a result, advertisers have a strong incentive to renew their directory advertising purchases from year to year, so as not to lose their priority placement within the directory.

Long-term growth rates for the U.S. directory advertising industry also compare favorably to most other major media categories with a compounded annual growth rate of 5.5% from 1997 to 2002 versus a 4.8% average compounded annual growth rate during the same period for an aggregate of major forms of media consisting of newspaper, radio and television. According to CRM Associates, it was estimated that in 2002, directory advertising for the top 135 topical directory headings generated a median return on investment of $51 for every $1 spent, as compared to a median return on investment of $34 for newspapers, $19 for radio and $10 for television.

The Internet

Most major directory publishers, including us, operate an internet-based directory business, or IYP. The U.S. internet yellow pages market represented a small, but growing segment of the total U.S. directory advertising market. The internet directories that have succeeded in generating advertising revenue have generally been captive ventures of incumbent print directory publishers. Publishers have increasingly bundled online advertising with their traditional print offerings while applying some notional value to the online product. We expect IYP usage to continue to steadily grow in support of overall directory usage.

Markets and Directories

In 2003, we published fifteen directories, including yellow pages, white pages and other specialty directories, and distributed approximately 3.5 million copies to businesses and residences primarily in the Cincinnati-Hamilton metropolitan area, which includes local communities and counties surrounding Cincinnati and Northern Kentucky. Our directories are generally well-established in their communities and cover contiguous geographic areas to create a strong local market presence and to achieve selling efficiencies. The following table shows yellow pages directory services revenue and other data for the year ended December 31, 2003 for our directories in each area in which we operate:

Directory	Directory Services Revenue(1)	Percentage of Directory Services Revenue(1)	Total Circulation
	(in thousands)
Greater Cincinnati	$52,401	60.8%	856,200
Northern Kentucky	10,930	12.7	204,800
Butler County	8,243	9.6	144,700
Clermont County	5,645	6.6	125,400
The Work Book	4,986	5.8	247,700
GGP/Harrison (2 directories)	1,639	1.9	45,900
Neighborhood YPs (7 directories)	2,282	2.6	700,000

TOTAL	$86,126	100.0%	2,324,700

(1)	Excludes non-print related directory services revenue and white pages, which represented less than 1% of directory services revenue and included a total circulation of 1,081,000.

Products

Our main product is printed directories, which generated over 95% of our total revenue for the year ended December 31, 2003. We also operate an internet-based directory, and offer audiotext and other direct marketing services.

Printed directories

In 2003, we published fifteen printed directories, consisting of:

•	Thirteen directories that contained a combination of yellow pages, business and/or residential white pages for the areas served, as well as display and other paid forms of advertisements;

•	One business-to-business directory (the Work Book) that contained yellow pages and business white page listings for select business-to-business and commercial businesses in the Cincinnati-Hamilton and Dayton regions, as well as display and other paid advertisements; and

•	One directory that contained only white pages, listing the names, addresses and phone numbers of residences and businesses in the area served, as well as limited paid advertising.

Our directories are designed to meet the advertising needs of local and national businesses and the informational needs of consumers. The diversity of our advertising products enables us to create customized advertising programs that are responsive to specific needs and financial resources of small and medium-sized businesses. Our yellow pages and white pages directories are also efficient sources of buying information for consumers, featuring a comprehensive list of businesses in the local market that are conveniently organized under approximately 2,700 topical directory headings.

Yellow pages directories. We offer every business a basic listing at no charge in the relevant edition of our yellow pages directories. This listing includes the name, address and telephone number of the business and is included in alphabetical order in the relevant business classification. We maintain a database of these listings, which is derived from data supplied daily from Cincinnati Bell Telephone. This database is supplemented with additional information acquired by our sales representatives and customer service employees.

For the year ended December 31, 2003, we derived over 95% of our total revenue from the sale of advertising in our yellow pages directories. A full range of paid advertising products is available in our yellow pages directories, as set forth below:

•	Listing options. An advertiser may enhance its complimentary listing in several ways. It may pay to have its listing highlighted or printed in bold or superbold text, which increases the visibility of the listing. An advertiser may also purchase extra lines of text to convey additional relevant business information such as hours of operation or a more detailed description of its business.

•	In-column advertising options. For greater prominence on a page, an advertiser may expand its basic alphabetical listing by purchasing advertising space in the column in which the listing appears. The cost of in-column advertising depends on the size and type of the advertisement purchased. In-column advertisements may include such features as bolding, special fonts, color and graphics.

•	Display advertising options. A display advertisement allows businesses to include a wide range of information, illustrations, photographs and logos. The cost of display advertisements depends on the size and type of advertisement purchased. Display advertisements are placed at the front of a classification, and are ordered first by size and then by advertiser seniority. This process of ordering provides a strong incentive to advertisers to renew their advertising purchases from year-to-year and to increase the size of their advertisements to ensure that their advertisements receive priority placement. Display advertisements range in size from a quarter column to as large as two pages (a “double truck” advertisement).

•	Awareness products. Our line of “awareness products” allows businesses to advertise in a variety of high-visibility locations on or in a directory. Each directory has a limited inventory of awareness products, which provide high value to advertisers and are priced at a premium to in-column and display advertisements. Our awareness products include:

•	Cover. Premium location advertisements are available on the inside front and back cover and the outside back and front cover of a directory.

•	Spine. Premium location advertisements are available on the spine of select yellow and white pages directories.

•	Tabs. A full-page, double-sided, hardstock, full-color insert that is bound into and separates key sections of the directory. These inserts enable advertisers to achieve awareness and increase the amount of information displayed to directory users.

•	Tip-On. Removable paper or magnet adhered to the front of the directory.

•	Banners. A banner ad sold at the bottom of any page in the Community or Government sections of the print directory.

•	Ride-Alongs. Promotional inserts that are packaged and distributed along with the directories during initial and secondary deliveries.

•	Talking Yellow Pages. An Audiotext product that is bundled and sold as sponsorships at select high usage headings.

•	Delivery Bag. Up to two customers can advertise on the bag used in the initial delivery of all print directories.

White pages directory. State public utilities commissions require Cincinnati Bell Telephone, as the local exchange carrier in its local service area, to publish and distribute a white pages directory to serve the local service area. In March 2002, we entered into a White Pages Publication and Distribution Agreement with Cincinnati Bell Telephone whereby we were appointed Cincinnati Bell Telephone’s exclusive agent to sell advertising, manufacture and distribute their white pages directory. By virtue of this agreement, we provide a white pages listing to every residence and business in a given area that sets forth the name, address and phone number of the residence or business in question unless they have requested to be a non-published or non-listed customer. Under this agreement, we also solicit and sell advertising to be included in the white pages directory. This agreement is effective until March 2012 at which time it is renewable at our discretion for a period of an additional ten years.

Internet-based directory and electronic products

Although we remain primarily focused on our printed directories, we also market an internet-based yellow pages directory (IYP), www.cincinnatibellyellowpages.com, to our advertisers. We believe that cincinnatibellyellowpages.com is the leading internet yellow pages directory in our market. For the year ended December 31, 2003, our internet-based directory services generated approximately 4% of our total revenue and had an average of approximately 250,000 monthly yellow pages searches. All of the listings in our printed directories also appear in our internet-based directory, which is available to users at no additional charge to our advertisers. The content we create for our printed directories, which we also post on our website, as well as the unique content within our semi-custom websites, makes us competitive on the internet.

As in our printed directories, businesses may pay to enhance their listings or enhance their listing placement on cincinnatibellyellowpages.com and for other premium advertising products. Options that are available on our website include pay per click placements on National search engines, semi-custom web sites, category sponsorships, keyword advertising enhanced listings, replicated print advertisements, website and email links, banner ads and traffic packages on affiliate IYP platforms. We view our internet-based directory as a complement to our print product rather than as a stand-alone business. We believe that increased usage of internet-based directories will continue to support overall usage of the directory business. At this time leveraging the key assets of the sales channel and products as a single solution continues to make strategic sense at this time.

To promote future usage of our internet-based directories, we continue to bundle our internet products with our print advertising products as a single source solution to increase the customer value proposition while supporting rate increases. We also deliver our yellow pages content electronically, including through CD-ROMs and soon through wireless platforms, and will continue to explore new means to gather and deliver our content to consumers to best meet their needs.

Sales and Marketing

The marketing of directory advertisements is primarily a direct sales business that requires both maintaining existing customers and developing new customers. Renewing customers comprise our core advertiser base, and a large number of these customers have advertised in our directories for many years. In 2003, we retained over 80% of our local advertisers from the previous year. We believe that this high renewal rate reflects the importance of our directories to our local customers, for whom yellow pages directory advertising is, in many cases, the primary form of advertising.

We have outsourced our direct sales effort to L.M. Berry and Company (a subsidiary of the Bell South Corporation), which we believe to be one of the most experienced sales forces in the U.S. directory advertising industry. Our directory advertising and marketing agreement with L.M. Berry expires in August 2009. L.M. Berry is a sales agency dedicated to the selling of local yellow pages advertising on behalf of incumbent local telephone companies across the United States and currently has offices in 39 states. L.M. Berry handles the sale of local advertising for our yellow and white pages directories, manages our national advertising sale process for these directories and is responsible for all yellow and white pages “pre-press” services.

We conduct two major sales campaigns each year, selling both print and internet-based directory advertising to our customers. The first campaign consists of two Cincinnati-Hamilton metropolitan area directories, a Cincinnati city edition and a Northern Kentucky edition, as well as neighborhood underlay directories. The metropolitan campaign delivers its books in June and typically contributes 75% of revenue. The second campaign consists of suburban market directories and a business-to-business directory. The suburban campaign delivers its books in November and typically contributes 25% of our revenue. Each of these campaigns consists of an extended marketing plan, sales canvas and sales campaign.

As our exclusive local advertising sales agent, L.M. Berry is required to employ an adequate sales force and support staff to sell our directory advertising and provide customer support to our local advertisers. L.M. Berry provides sales management, clerical and sales support staff to provide these services, as well as artists and graphic designers who are responsible for assisting advertisers to create art copy to be included in their print and internet yellow pages advertisements. L.M. Berry also prepares credit and billing information for us, assists us with the collection of delinquent accounts, and prepares presentations and reports that update us on its sales progress and other marketing information.

In addition to our locally-based sales personnel, L.M. Berry manages a separate sales channel to serve our approximately 1,100 national advertisers. National advertisers are typically national or large regional chains, such as rental car companies, insurance companies and pizza delivery businesses, that purchase advertisements in many yellow pages directories in multiple geographical regions. In order to sell to national advertisers, we retain the services of third-party certified marketing representatives, or CMRs. CMRs design and create advertisements for national companies and place those advertisements in yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We have relationships with approximately 220 CMRs and employ one national sales manager to manage our selling efforts to national customers. For the national sales function, L.M. Berry manages order processing, updates and maintains advertising rates, supports CMR relationships and generates sales reports and analyzes national advertising sales performance.

With respect to pre-press services, L.M. Berry provides services including ad design and production, page layout, pagination, advertising inventory control, customer acknowledgement preparation and mailing, quality review of final page proofs, production scheduling and provisioning and forwarding of completed directory products to the printer.

L.M. Berry is compensated for its services on a commission basis, consisting of a base commission and incentive commission. In addition, we pay L.M. Berry an annual prepress fee. For the year ended December 31, 2003, we paid L.M. Berry approximately $15 million for its services to us. L.M. Berry’s performance is measured through a system of key performance indicators, which monitor our revenue growth, advertiser contact and satisfaction and production cycle time, among other things. Based on the annual results of these key performance indicators, we may terminate the agreement or L.M. Berry may earn additional compensation for exceeding performance levels. In addition, during the term and for one year following the expiration or termination of the agreement, L.M. Berry and its parent company, BellSouth Advertising and Publishing Company, and all of its majority owned subsidiaries may not compete with us in the service area covered by the agreement.

Billing and Collection Services

In connection with the purchase of the directory publishing assets of Cincinnati Bell Directory from Cincinnati Bell, Inc., we entered into a billing and collection services operating agreement with Cincinnati Bell Telephone, the local exchange carrier subsidiary of Cincinnati Bell, Inc. Pursuant to this billing and collections services operating agreement, Cincinnati Bell Telephone continues to bill and collect, on our behalf, amounts owed by our customers in connection with our directory services and sweeps cash to us on a daily basis. For customers for whom Cincinnati Bell Telephone is the provider of local telephone service, Cincinnati Bell Telephone bills the customer on the same billing statement that it bills the customer for its local telephone service. For the year ended December 31, 2003, we paid Cincinnati Bell Telephone approximately $1.5 million for its services to us. In addition, Cincinnati Bell Telephone has agreed not to provide similar services to any of our competitors during the term of the agreement. This billing arrangement will continue until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the end of the initial term. Either party may also terminate this agreement if the other party commits a material breach that is not cured within sixty days of written notice of the breach. As part of the agreement, Cincinnati Bell Telephone also agreed to meet certain service level requirements with the goal of ensuring high quality service under objectively agreed upon standards. If Cincinnati Bell Telephone fails to meet these service level requirements, we may have the right to receive credits towards the fee payments that we owe under the agreement. Cincinnati Bell Telephone prepares a regular monthly report summarizing its collections and settlements effort and service performance, including service level requirement statistics.

Printing, Paper and Distribution

Quebecor Agreement

Quebecor World Directory Sales Corporation prints all of our directories. Our directories are typically printed two months before delivery. Our current contract with Quebecor began in January 1999 and expires on December 31, 2007, at which time the contract may be extended by mutual agreement for up to two additional years. Under the agreement, Quebecor provides us with printing services, including white pages and miscellaneous photocompilation, plating, presswork, binding and other services for each of our directories. Small size directories are produced by Quebecor in its Waukee, Iowa facility, while full to midsize directories and photocompilation are primarily manufactured at Quebecor’s Hazleton, Pennsylvania facility. Quebecor’s services are performed in accordance with specifications set forth in the agreement, which we may change upon written notice to Quebecor provided the changes do not materially adversely affect its business and we provide a reasonable time to effect the changes. We have the opportunity to access Quebecor’s facilities during work hours to review its quality systems and to make observations. Quebecor also agrees to host semi-annual sessions to target quality improvement. For the year ended December 31, 2003, we paid Quebecor approximately $9 million for its services to us. Quebecor agreed to indemnify us for third-party intellectual property infringement and certain other claims related to the printing services, including a certain amount of losses or expenses arising out of our customers’ claims of errors or omissions in the directories caused by Quebecor.

DDA Agreement

We have entered into a directory delivery agreement with Directory Distributing Associates, Inc. (DDA), under which DDA distributes our printed directories and other collateral advertising material to consumers in our service territories, including Ohio, Kentucky and Indiana, by hand or mail delivery. The distribution typically commences each May and October of a given year for the June and November sales campaigns, respectively. This agreement will continue until December 31, 2005, but we have an option to renew the agreement for up to two additional one-year terms. We may terminate all or part of the agreement if DDA fails to deliver the directories within the specified time frame or upon a breach of another term, condition or provision of the contract not cured within ten days of receipt of notice of breach. We may also terminate at our convenience upon payment of any amount due to DDA for services provided and costs incurred. During the term, DDA may not distribute any other directory to our customers.

As part of its directory distribution services, DDA is responsible for hiring, training, compensating and terminating personnel or contractors used to perform the services, as well as other matters related to such persons or businesses, organizing delivery stations in each delivery area, coordinating shipping and shipping instructions, having and being responsible for delivery equipment, trucks and labor and conducting telephone quality checks to monitor performance.

We reimburse DDA for direct expenses indicated in the agreement and pay DDA an additional annual fixed fee (negotiated at the beginning of each calendar year) for each metropolitan and suburban distribution. For the year ended December 31, 2003, we paid DDA approximately $1.5 million for their services to us. To measure DDA’s performance and ensure that we receive quality service, we have established a system of performance measures, including delivery timing benchmarks, customer satisfaction, claimed possession, delivery quality and delivery packaging that are measured each year. Based on the results of these performance measures, we may grant DDA a contract extension, award it a bonus or terminate the agreement.

Customers

In 2003, more than 19,000 local businesses purchased advertising in our printed directories. Approximately 80% of our revenue for the year ended December 31, 2003 was generated by the sale of advertising in our printed directories to local businesses, which are generally small and medium-sized enterprises.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser. The diversity of our customer base reduces exposure to adverse economic conditions that may affect particular geographic regions or particular industries and provides additional stability in operating results. The table below, which sets forth 2003 information relating to our largest directory headings, demonstrates the diversity of our customer base:

Directory heading	Percentage of total revenue	Number of advertisers
Attorneys	5.2%	561
Physicians & Surgeons	3.0	617
Insurance	2.4	695
Dentists	2.2	507
Storage	1.8	137
Mortgage	1.6	217
Plumbing Contractors	1.5	227
Roofing Contractors	1.5	187
Physicians & Surgeons – M.D.	1.4	547
Automobile Dealers-New	1.4	177
Total	22.6%	3,872

We enjoy high local advertiser retention rates. From 1999 to 2003, our average annual customer retention rate remained stable at approximately 85%, including the loss of advertisers as a result of business failures. We believe this retention rate compares favorably to the retention rates of our competitors. The loss of advertisers was offset by the addition of new customers. Increases in total advertising spending and average dollars spent per advertisement also offset any net loss of advertisers.

We believe that this low level of turnover reflects a high level of satisfaction among our customers. The training that L.M. Berry and we provide to L.M. Berry’s sales representatives emphasizes the fostering of long- term relationships between sales representatives and their customers, and our blend of salary and incentive-based compensation structure with L.M. Berry is more customer-focused by equitably rewarding customer growth and new customer acquisition. In addition, our customers often do not reduce or eliminate directory spending during difficult economic periods because the failure to advertise cannot be remedied until the replacement directory is published, usually one year later. Moreover, most directory publishers, including us, give priority placement within a directory classification to long-time advertisers. As a result, businesses have a strong incentive to renew their directory advertising purchases from year-to-year, even during difficult economic times, so as not to lose their placement within the directory.

Competition

The U.S. directory advertising industry is competitive. We compete with many different advertising and other media, including newspapers, radio, television, the internet, billboards, direct mail and other yellow pages directory publishers. In total, there are five directory publishers we compete against, and we estimate that we have the dominant market share with over 85% of the market revenue. We compete with these publishers on value, quality, features, distribution and brand. Additionally, a new competitor, Verizon (Super Pages brand), will enter the marketplace first quarter 2004, offering three directories that overlay our coverage area.

In connection with the acquisition, we entered into a licensing agreement and a non-competition agreement with Cincinnati Bell, Inc., the sole shareholder of Cincinnati Bell Directory, and a white pages publishing agreement with Cincinnati Bell Telephone. Under the license agreement, we have the exclusive right to the trademark “Cincinnati Bell Directory” in the conduct of our directory business in the Cincinnati-Hamilton metropolitan area until 2022. We believe the brand recognition afforded to us under the incumbent telephone company’s brand differentiates our directories from our independent competitors and provides a competitive advantage that leads to broader distribution, higher usage of our directories by end-users and long-term relationships with our customers.

Under the non-competition agreement, which remains in effect until 2012, Cincinnati Bell, Inc. and its subsidiaries and affiliates are contractually prohibited from competing with us in the directory publication business in the Cincinnati-Hamilton metropolitan area until March 2012. This prohibition extends to our entire telephone directory business in that territory, whether conducted in written or electronic form, or displayed on the Internet or other dissemination device, including all primary, metro and suburban, business to business and underlay; all products and services related to the foregoing; and all Internet initiatives, websites, web hosting, web design and similar activities relating to the foregoing which existed when we acquired the business from Cincinnati Bell, Inc. In addition, if Cincinnati Bell, Inc. or any of its subsidiaries or affiliates engages in the directory publishing business (as was conducted immediately prior to our acquisition in March 2002) in the Cincinnati-Hamilton metropolitan area at any time after the expiration of the non-competition agreement in March 2012 or upon any termination of that agreement prior to that time, Cincinnati Bell, Inc. is obligated, under the terms of the asset purchase agreement, to pay us 85% of all revenues resulting from such business through the earlier of 2022 or the termination of our license agreement pursuant to its terms.

Under the white pages publication agreement, we are the exclusive publisher of, and distributor and sales agent for, the white pages directories for Cincinnati Bell Telephone until 2022. The agreement has an initial term of ten years and will automatically renew at our discretion for an additional ten-year term.

The internet has emerged as a new medium for consumers and advertisers. Although advertising on the internet still represents a small part of the total advertising market, as yellow pages references migrate to the internet, it will become increasingly important to the directory advertising medium. Most major yellow pages publishers operate an internet-based directory business. We compete through our primary internet site, cincinnatibellyellowpages.com, with these other publishers, with internet portal sites providing classified directory information, such as Yahoo! and America Online, with other independent IYP’s such as Switchboard.com, YellowPages.com and with vertical players, such as Citysearch.com and Zagats.com, some of which have entered into affiliate agreements with other major directory publishers. As a result of the acquisition, we also acquired sixteen other relevant domain names which could be used in the conduct of our business. Cincinnati Bell, Inc.’s prohibition against competing with our business also includes the internet and other dissemination devices.

Intellectual Property

In 2002, we entered into an agreement with Cincinnati Bell, Inc. that allows us to use the widely-recognized Cincinnati Bell directory marks in the conduct of our business in the Cincinnati-Hamilton metropolitan area. Under this agreement, in the Cincinnati-Hamilton metropolitan area we have an exclusive (even as to Cincinnati Bell, Inc., its parent, subsidiaries and affiliates), royalty-free license to use the trademark and service mark “Cincinnati Bell Directory” and a royalty-free, non-exclusive right to use all of the other trademarks, trade names and service marks which were licensed to Cincinnati Bell, Inc. in the 1980s under a set of agreements relating to the December 31, 1983 divestiture of the Bell companies by AT&T. The agreement commenced in March 2002 and will remain in effect until March 2012 at which time it will automatically renew for an additional ten-year term at our discretion. Under the agreement, Cincinnati Bell, Inc. has the obligation to take all actions reasonably necessary to enforce the marks described in the license agreement.

We are also party to a non-exclusive agreement with Cincinnati Bell Telephone Company, whereby we are granted a worldwide, irrevocable license to use Cincinnati Bell Telephone’s subscriber list information and subscriber list information updates, for the purposes of publishing directories in any format (electronic or otherwise), and to display the subscriber list information and the subscriber list information updates on any website or other internet or wireless dissemination device, for a scheduled fee plus costs. The agreement commenced in March 2002 and will remain in effect until March 2012 at which time it will automatically renew for an additional ten-year term at our discretion.

We believe that the phrase “yellow pages” and the walking fingers logo are in the public domain in the United States.

Employees

As of December 31, 2003, we employed twelve full-time employees. We consider relations with our employees to be good.

ITEM 2. PROPERTIES

The table below provides a summary of our leased facilities as of December 31, 2003. Currently, we do not own any real property.

Location	Total Square Feet	Lease Expiration	Principal Function
312 Plum Street, 9th Floor, Cincinnati, Ohio	5,600	April 2007	Headquarters and administration
400 Pike Street, 2nd Floor, Cincinnati, Ohio	5,420	September 2006	Secondary delivery
400 Pike Street, 3rd Floor, Cincinnati, Ohio	2,169	September 2006	Secondary delivery

We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation matters arising in connection with the normal course of our business. In many of these matters, plaintiffs allege that they have suffered damages from errors or omissions or improper listings contained in directories published by us. Although we have not had notice of any such claims that we believe to be material, any pending or future claim could have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition, we are exposed to defamation and breach of privacy claims arising from our publication of directories and our methods of collecting, processing and using personal data. The subjects of our data and users of data that we collect and publish could have claims against us if such data were found to be inaccurate, or if personal data stored by us was improperly accessed and disseminated by unauthorized persons. Although we have not had notice of any material claims relating to defamation or breach of privacy claims to date, we may become party to litigation matters that could have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for CBD Media’s membership units, and it is not expected that such a market will develop in the future. As of December 31, 2003, CBD Media had 24,376 membership units issued and outstanding. All of the issued and outstanding equity interests of CBD Media LLC are owned by CBD Holdings. CBD Investor, which is owned by certain affiliates of Spectrum Equity Investors, owns membership interests in CBD Holdings that represent approximately 95% of the economic interests of CBD Holdings (assuming full vesting of the issued and outstanding Class C units) and 100% of the voting power of CBD Holdings. The remainder of the membership interests in CBD Holdings are owned by an affiliate of Cincinnati Bell, Inc., Douglas A. Myers, John P. Schwing, David D. Miller and other members of our management. CBD Media is the sole stockholder of CBD Finance, Inc.

Distributions on CBD Media’s membership units are governed by the operating agreement for CBD Media.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial and operating data for the periods indicated.

The following data should be read in conjunction with such financial statements and notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

Our predecessor company is Cincinnati Bell Directory Inc. We completed the acquisition (which was accounted for using the purchase method of accounting) as of March 8, 2002. As a result of adjustments to the carrying value of assets and liabilities pursuant to the acquisition, the financial position and results of operations for periods subsequent to the acquisition are not comparable to those of our predecessor.

	Predecessor				CBD Media
	Year Ended December 31,			Period from January 1, 2002 to March 7, 2002	Period from March 8, 2002 to December 31, 2002	Year Ended December 31, 2003
	1999	2000	2001
	(Dollars in thousands)				(Dollars in thousands)
Statement of Operations Data
Net revenue	$74,220	$78,095	$80,224	$14,269	$67,535	$86,285
Income (loss) from continuing operations	$15,980	$17,381	$19,412	$3,011	$6,629	$(2,746)

Balance Sheet Data (at period end):
Total assets	$15,337	$17,778	$21,546	$13,201	$372,899	$340,494
Total debt	—	—	—	—	$210,000	$308,600
Total owner’s net investment	5,514	7,105	10,076	5,056	—	—
Total member’s capital	—	—	—	—	144,514	15,557

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to our acquisition of the directory publishing business assets of Cincinnati Bell, Inc. We have operated as a stand-alone company since our acquisition of these assets on March 8, 2002. The acquisition has been accounted for under the purchase method of accounting.

We are the twelfth largest directory publisher in the United States, based on 2003 revenue, and are the exclusive directory publisher for Cincinnati Bell branded yellow pages. We service the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census. In 2003, we published fourteen yellow pages directories and distributed over 2 million yellow pages directories to businesses and residences. We also offer integrated internet-based directory services to our consumers through the cincinnatibellyellowpages.com web site. In addition, we publish the white pages for Cincinnati Bell Telephone, the incumbent local exchange carrier in the Cincinnati-Hamilton metropolitan area for over 100 years, for whom we distributed over 1 million copies in 2003. We generate our revenue primarily through the sale of advertising, and in 2003 had more than 19,000 local advertising customers consisting primarily of small and medium-sized businesses, as well as approximately 1,100 national advertisers.

We acquired our directory publishing business in March 2002 from Cincinnati Bell Inc., the owner and operator of Cincinnati Bell Telephone. The acquisition has been accounted for under the purchase method of accounting. Our acquisition of the assets and certain liabilities of the directory publishing business from Cincinnati Bell Inc. is referred to herein as the “acquisition.”

We recently completed a recapitalization, which consisted of the following transactions:

•	On June 13, 2003, we entered into a new senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million, including a tranche B term loan facility of $160.0 million and a revolving credit facility providing for borrowings of up to $5.0 million. The tranche B term loan facility was subsequently refinanced in February 2004;

•	On June 13, 2003, we issued $150.0 million of 8 5/8% senior subordinated notes due 2011;

•	On June 13, 2003, we repaid all of the outstanding borrowings under our former credit facility and terminated that facility;

•	On June 16, 2003, we paid approximately $2.8 million to terminate an interest rate swap related to our former credit facility; and

•	We have made aggregate distributions to our sole equityholder, CBD Holdings, of approximately $128.3 million.

Our entering into the new senior facility and the initial funding thereunder, the issuance of the outstanding notes, our repayment of the borrowings under our former credit facility, our termination of an interest rate swap related to our former credit facility, the payment of distributions to CBD Holdings and the payment of related fees and expenses are collectively referred to herein as the “recapitalization.” In February 2004, we refinanced our Tranche B term loan to adjust the interest rate, maturity date and eliminate the annual principal reduction requirement. Prior to this refinancing, we made a principal payment of $8.6 million, thereby reducing the outstanding balance.

History

Cincinnati Bell Directory Inc. historically operated the print and internet directory businesses of Cincinnati Bell Telephone, the incumbent local exchange operator in the Cincinnati-Hamilton metropolitan area. The financial statements included in this report for periods prior to March 8, 2002 have been derived from the historical financial statements of Cincinnati Bell Directory, and include the assets, obligations and activities of the Cincinnati Bell directory publishing business as conducted prior to the acquisition. Because of Cincinnati Bell Directory’s relationship with Cincinnati Bell Telephone and Cincinnati Bell, Inc. and its other affiliates, the historical results of operations, financial position and cash flows of Cincinnati Bell Directory are not indicative of what they would have been had it operated as a stand-alone entity. Accordingly, the financial statements for periods prior to March 8, 2002 are not indicative of our most recent and future results of operations, financial position and cash flows.

Prior to March 8, 2002, Cincinnati Bell Directory reimbursed Cincinnati Bell Telephone for services it and its affiliates provided to Cincinnati Bell Directory based upon either (1) tariffed or negotiated contract rates, (2) market prices or (3) fully distributed costs. Fully distributed costs include costs associated with employees of Cincinnati Bell Telephone or its affiliates that are entirely dedicated to functions within Cincinnati Bell Directory. Such fully distributed employee costs were paid by Cincinnati Bell Directory through shared payroll and benefit systems as incurred. Other affiliate service costs were paid by Cincinnati Bell Directory based upon presentation of periodic billings from Cincinnati Bell Telephone or its affiliates. Cincinnati Bell Telephone has continued to provide us certain services that it historically provided to Cincinnati Bell Directory, specifically billing and collections. Our agreement with Cincinnati Bell Telephone for billing and collections services expires March 8, 2012 and can be renewed at our option for another ten years. For additional information about this agreement, see “Business—Billing and Collections Services.”

Prior to March 8, 2002, Cincinnati Bell Directory was included in the consolidated federal income tax returns filed by Cincinnati Bell, Inc. Since the acquisition, we have operated as a limited liability company and accordingly are not a federal income taxpayer. However, we are obligated to distribute 44% of the amount that would represent our theoretical taxable income to our parent, CBD Holdings. The acquisition was treated as an asset purchase for federal income tax purposes by the equityholders of our parent, CBD Holdings, and they have a tax basis in the acquired assets of $343.5 million. Of this amount we are able to amortize $310.2 million in respect of intangible assets for purposes of determining our tax distributions to our parent. The amortization associated with these intangible assets, which are being amortized over fifteen years for tax purposes, resulted in a cash tax distribution of zero to our parent in 2002, and we estimate will significantly reduce the cash tax distribution to our parent over the remaining fifteen year period. Furthermore, the conservation of cash associated with the amortization will provide additional liquidity.

Financial Statement Presentation

Net Revenue. We derive over 95% of our net revenue from the sale of advertising in our printed directories, which we refer to as directory advertising revenue. We also provide related services, including internet-based directory advertising, and the production and distribution of the Cincinnati Bell White Pages and the related sale of advertising for Cincinnati Bell Telephone. Growth in advertising revenue is affected by several factors, including growth in the number of advertising customers, increases in the price of advertising, increases in the quantity of advertising purchased per customer and the introduction of additional products that generate incremental revenues. Advertising revenue also may increase through the publication of newly-introduced printed directories.

Our financial statements have been prepared on the basis of the amortization method, meaning revenue and expenses are recognized ratably over the life of each directory (a twelve-month period), commencing in the month of delivery. We deliver 76% of our directories, constituting approximately 75% of our annual advertising revenue, in June of a given year, and deliver 24% of our directories constituting approximately 25% of our annual advertising revenue, in November of a given year. Revenue from internet advertisements is recognized ratably over the twelve-month period we commit to carry the advertisement.

Adjustments to revenue are primarily for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. They are accrued over the time period for which the associated revenues are billed.

Cost of Revenue. Cost of revenue consists of direct costs associated with the publication of print directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee costs relating to each of the foregoing as well as costs of advertising, promotion, marketing, customer billing and collection and internet expenses. Direct costs associated with the publication of print directories are recognized ratably over the life of each directory. Costs not directly associated with the publication of print directories are recognized in the period in which they are incurred. Prior to March 8, 2002, an annual royalty payment of $15.0 million was paid to Cincinnati Bell, Inc. and was included in cost of revenue, which ceased to be an ongoing cost upon the close of the acquisition.

Cost recognition begins in the month of directory delivery and continues on a pro rated basis over the estimated twelve-month life of each directory and is accounted for under the amortization method. Accordingly, our cost of revenue recognized in a given period consists of: (1) cash expenditures incurred in the given period and recognized in the given period, such as advertising, promotion and marketing and customer billing and collection expenses; (2) cash expenditures incurred in a prior period, a portion of which are amortized and recognized in the given period; and (3) cash expenditures incurred in the given period, a portion of which are amortized and recognized in the given period and the balance of which are deferred until future periods. Consequently, there will be a difference between the cost of revenue recognized in any given period and the cash costs incurred in the given period, which difference may be significant.

Cincinnati Bell Telephone is a wholly-owned subsidiary of Cincinnati Bell, Inc., which, through an affiliate, holds an approximately 2.5% equity interest in CBD Holdings. Cincinnati Bell Telephone provides us with billing and collection services pursuant to a contract. For additional information about this contract, see “Business—Billing and Collection Services.”

General and Administrative Expense. Our general and administrative expense consists of the costs of administrative staff, real estate, information technology, finance, human resources and corporate management and a consulting fee paid to Applegate & Collatos, Inc., an affiliate of Spectrum Equity Investors. All of our general and administrative expense is recognized in the period in which it is incurred.

Depreciation and Amortization Expense. Our depreciation and amortization expense consists primarily of the amortization of intangible assets and, to a lesser degree, the depreciation of property and equipment. Intangible assets with finite lives are amortized over periods ranging from 10 to 30 years, their estimated useful lives for financial accounting purposes. Property and equipment are depreciated over estimated useful lives of three to five years.

Results of Operations

There are significant differences between the results of operations of our business and the business of our predecessor company that are reflected in the following comparisons. The most significant differences include the following:

•	The financial statements of our predecessor company reflect a $15.0 million annual royalty payment the predecessor paid to Cincinnati Bell, Inc.;

•	Our financial statements reflect:

•	increased depreciation and amortization expense associated with our intangible asset amortization;

•	increased indebtedness and related interest expense due to the financing of our acquisition; and

•	the consulting fee we pay to Applegate & Collatos, Inc.

Comparison of Results of Operations for the Year Ended December 31, 2003 and the Period From March 8, 2002 to December 31, 2002

The following results of operations comparisons demonstrate a significant increase between the compared periods. As we were acquired on March 8, 2002, the majority of the first quarter was a predecessor period not reflected in our results of operations. Hence the comparison periods are of differing lengths.

Net Revenue Net revenue for the year ended December 31, 2003 was $86.3 million, consisting of $70.2 million of local advertising, $12.7 million of national advertising and $3.4 million in internet advertising. Net revenue for the period from March 8, 2002 to December 31, 2002 was $67.5 million, consisting of $54.8 million of local advertising, $10.4 of national advertising and $2.3 million in internet advertising. The difference is primarily related to the time discrepancy between the compared periods of operations.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $4.1 million for the year ended December 31, 2003 and $3.2 million for the period from March 8, 2002 to December 31, 2002. Adjustments as a percentage of total revenue were 4.6% for the year ended December 31, 2003 as compared to 4.5% for the period from March 8, 2002 to December 31, 2002.

Cost of Revenue. Cost of revenue was $33.4 million for the year ended December 31, 2003 and $26.1 million for the period from March 8, 2002 to December 31, 2002. Cost of revenue represented 38.7% of net revenue for the year ended December 31, 2003 and the period from March 8, 2002 to December 31, 2002.

General and Administrative Expense. General and administrative expense was $3.7 million for the year ended December 31, 2003 and $1.6 million for the period from March 8, 2002 to December 31, 2002. The increase of approximately $2.1 million was the result of $1.7 million relating primarily to a one-time management payout associated with the recapitalization to personnel that are included in the general and administrative expense classification and an increase in the management fee. The remaining increase was primarily the result of $0.4 million in time discrepancy between the comparable periods of operations.

Depreciation and Amortization Expense. Depreciation and amortization expense was $26.5 million for the year ended December 31, 2003 and $22.8 million for the period from March 8, 2002 to December 31, 2002. The difference is primarily related to the time discrepancy between the compared periods of operations.

Interest Expense. Interest expense was $25.5 million for the year ended December 31, 2003 and $10.5 million for the period from March 8, 2002 to December 31, 2002. The increase is primarily related to the $2.9 million termination of the interest rate swap, the $4.9 million write-off of debt issuance costs of the former credit facility, and the increase in outstanding borrowings as a result of the recapitalization.

Net Income (Loss). Net loss was $2.7 million for the year ended December 31, 2003 compared to net income of $6.6 million for the period from March 8, 2002 to December 31, 2002. The decrease is primarily related to the increase in interest expense as a result of the new senior credit facility and the new senior subordinated notes and the time discrepancy between the compared periods of operations.

Comparison of Results of Operations for the Period From March 8, 2002 to December 31, 2002 and the Year Ended December 31, 2001.

The following results of operations comparisons demonstrate a significant increase between the compared periods. As we were acquired on March 8, 2002, a portion of the calendar year 2002 was a predecessor period not reflected in our results of operations. Hence the comparison periods are of differing lengths. In addition, the acquisition on March 8, 2002 was accounted for under the purchase method of accounting resulting in an increase in the basis of our assets. Due to the change in basis, the results of operations for the predecessor company and CBD Media are not considered comparable. CBD Media’s results of operations include amortization expense related to the identifiable intangible assets and interest expense related to the borrowings incurred in connection with the acquisition.

Net Revenue. Net revenue for the period from March 8, 2002 to December 31, 2002 was $67.5 million, consisting of $54.8 million in local advertising, $10.4 million in national advertising and $2.3 million in internet advertising. Net revenue for the year ended December 31, 2001 was $80.2 million, consisting of $64.1 million of local advertising, $13.4 million in national advertising and $2.7 million in internet advertising. The difference is primarily related to the time discrepancy between the compared periods of operations.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $3.2 million for the period from March 8, 2002 to December 31, 2002 and $2.9 million for the year ended December 31, 2001. The difference is due to one-time write-offs of accounts receivable deemed not collectible in connection with the sale of the directory publishing business. Adjustments as a percentage of total revenue were 4.5% in 2002 as compared to 3.6% in 2001.

Cost of Revenue. Cost of revenue recognized was $26.1 million for the period from March 8, 2002 to December 31, 2002 and $45.2 million for the year ended December 31, 2001. Cost of revenue was 38.7% of net revenue for the period March 8, 2002 to December 31, 2002 and 56.3% of net revenue for the year ended December 31, 2001. This difference was related to the elimination of the annual royalty payment to Cincinnati Bell Inc. of $15.0 million and the time discrepancy between the periods of operations.

General and Administrative Expense. General and administrative expense was $1.6 million for the period from March 8, 2002 to December 31, 2002 and $2.0 million for the year ended December 31, 2001. The difference is primarily related to the time discrepancy between the compared periods of operations.

Depreciation and Amortization Expense. Depreciation and amortization expense was $22.8 million for the period from March 8, 2002 to December 31, 2002 and $0.1 million for the year ended December 31, 2001. This increase is due to the amortization of identifiable intangible assets.

Interest Expense. Interest expense was $10.5 million for the period from March 8, 2002 to December 31, 2002 and $0.1 million for the year ended December 31, 2001. This increase is due to the borrowings incurred in connection with the acquisition.

Net Income (Loss). Net income was $6.6 million for the period from March 8, 2002 to December 31, 2002 and $19.4 million for the year ended December 31, 2001. The decrease in net income is primarily related to the increases in interest expense and amortization expense as a result of the acquisition.

Liquidity and Capital Resources

Historically, Cincinnati Bell Directory’s financing requirements were provided primarily through cash generated from operations of the business. Cincinnati Bell Directory participated in Cincinnati Bell, Inc.’s centralized cash management system to finance operations. Under this system, all cash generated was transferred to Cincinnati Bell, Inc. and then provided to Cincinnati Bell Directory as needed. Cincinnati Bell Directory’s statements of income did not include any significant interest expense or income relating to such activity. The net cash advances between Cincinnati Bell Directory and Cincinnati Bell, Inc. were included in historical balance sheets within the owner’s net investment. Cincinnati Bell Directory did not accumulate retained earnings as earnings were accumulated at the Cincinnati Bell, Inc. level.

Following the acquisition, our principal source of liquidity has been cash flow generated from operations. Our business has the ability to generate strong cash flows due to the combination of consistent revenues, favorable operating margins, high collection rates, low capital expenditures and minimal working capital requirements, limited corporate overhead and anticipated tax distribution obligation. The timing of our cash flows throughout the year is also reasonably predictable, as our customers typically pay for their advertisements in equal payments over a twelve-month period. Our primary liquidity requirements have been for debt service and for working capital needs. We have historically generated sufficient cash flow to fund our operations, capital expenditures and to make required debt service payments. With the historical need for limited capital expenditures and working capital requirements, we are able to utilize the majority of our resulting operating cash flow for servicing all of our debt obligations in a timely manner.

Net cash provided by operations for the year ended December 31, 2003, was $28 million as compared to $34 million for the period ended December 31, 2002. The changes in net cash provided by operations were primarily impacted by the changes associated with the recapitalization in June of 2003. Cash paid for interest in 2003 was approximately $12 million higher than in the period from March 8, 2002 to December 31, 2002 due primarily to the higher level of debt, differences in interest rates charged, and the payment made to terminate the interest rate swap related to the former credit facility. Offsetting the impact of these higher interest related payments, the Company generated higher cash receipts from sales due to the time discrepancies between periods of operations. Net cash provided by operations for the year ended December 31, 2001 was $16.9 million. Changes in cash provided by operations from 2001 to 2002 relate primarily to the elimination of the annual royalty payment by our predecessor to Cincinnati Bell Inc. at the time of the acquisition.

Net cash used in financing activities for the year ended December 31, 2003, was $38.7 million as compared to $342.7 million of net cash provided by financing activities for the period ended December 31, 2002. The net cash used in financing activities in 2003 related primarily to our recapitalization in June. Other components include $10 million of debt issuance costs related to the recapitalization. In 2002, cash from financing activities related primarily to our acquisition of the Cincinnati Bell directory publishing business, including $220 million of debt incurrence and $139 million of equity capital contributed by CBD Holdings. Other components include $6.2 million of debt issuance costs and $10 million of debt repayment. Net cash used in financing activities for the year ended December 31, 2001 was $16.9 million. In 2001, the principal use of cash for financing activities was to pay $16.4 million in owner transfers to Cincinnati Bell Inc.

Net cash used in investing activities for the year ended December 31, 2003 was insignificant. Net cash used in investing activities for the period ended December 31, 2002 related to the acquisition of the directory business from Cincinnati Bell Telephone for $343 million on March 8, 2002. Net cash used in investing activities for the year ended December 31, 2001 was insignificant.

In connection with the acquisition, we incurred indebtedness of $220.0 million under our former credit facility. On June 13, 2003, we successfully completed a recapitalization, in which the former credit facility was repaid and terminated. In connection with the recapitalization we entered into a new senior credit facility providing for borrowings in an aggregate principal amount of up to $165 million and issued $150 million of 8 5/8% senior subordinated notes.

In February 2004, CBD refinanced its $165 million senior credit facility with a $155 million senior credit facility. Our new senior credit facility consists of a revolving credit facility and a tranche C term loan facility. The revolving credit facility provides for loans in a total principal amount of up to $5.0 million, which, as permitted, may be used for general corporate purposes. The tranche C term loan facility consists of a $150.0 million term loan. Principal payments on the tranche C term loan will not be due until maturity, which is December 31, 2009.

Our new senior credit facility bears interest at a variable rate. In addition to paying interest on outstanding principal amounts under our new senior credit facility, we are required to pay a commitment fee to the lenders for the unused commitments under the revolving credit facility. Our new revolving credit facility will mature on June 30, 2009.

Our new senior credit facility contains negative and affirmative covenants and requirements affecting us and domestic subsidiaries that we create or acquire, with exceptions set forth in our credit agreement. Our new senior credit facility contains the following negative covenants and restrictions, among others: restrictions on liens, real estate purchases and sales, sale-leaseback transactions, indebtedness, dividends and other restricted payments, guarantees, redemptions, liquidations, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, formation of new subsidiaries, changes in fiscal year, transactions with affiliates, capital expenditures, amendments to charter, by-laws and other material documents, hedging agreements and intercompany indebtedness. Our new senior credit facility also requires us, and will require our future subsidiaries, with exceptions set forth in our credit agreement, to meet financial covenants and ratios specified therein, including a maximum leverage ratio, a maximum senior leverage ratio, an interest coverage ratio, a capital expenditures covenant and a fixed charge coverage ratio.

In addition, the indenture for the notes limits our ability, among other things, to incur additional debt, pay dividends or make distributions in respect of our equity interests or to make other types of restricted payments or investments, sell assets, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with our affiliates, create liens and enter into new lines of businesses.

In connection with the recapitalization, on June 16, 2003, we paid a breakage fee of approximately $2.8 million to cancel a fixed interest rate swap agreement related to our former credit facility.

As part of the recapitalization, we have distributed to our sole equityholder, CBD Media Holdings LLC, an aggregate of $128.3 million. As a result of these distributions, we will have limited cash and cash equivalents on hand and our primary source of liquidity is expected to continue to be cash flow generated from operations as well as our ability to borrow up to $5.0 million under the revolving credit facility. We expect that our primary liquidity requirements will be for debt service on our senior credit facility and the notes and also for capital expenditures and working capital.

As a result of the significant increase in our indebtedness and the aggregate distributions to our equityholder of approximately $128.3 million as part of the recapitalization, we have substantially increased our leverage. Our liquidity requirements will also be significantly increased, primarily due to increased debt service obligations.

As of December 31, 2003, we had outstanding $308.6 million in aggregate indebtedness, excluding unused commitments, with an additional $5.0 million of borrowing capacity available under our new credit facility. Our total interest expense for the year ended December 31, 2003 was $25.5 million (including a one-time charge for the write-off of deferred loan cost on the Company’s previous debt of $4.9 million). Prior to the refinancing of our senior credit facility in February 2004, we made an $8.6 million principal payment thereby reducing the outstanding principal balance on our senior credit facility.

Our ability to make payments on our indebtedness, and to fund our working capital needs and planned capital expenditures will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our liquidity could also be impacted by a decline in usage of printed yellow page directories; however, we have not experienced a significant decline. While in the short term any impact could be offset by price increases, in the long term any such impact could limit our ability to meet our financial obligations especially given our favorable operating margins and low variable costs. Based on our current levels of operations, we believe that our cash flow from operations and available borrowings under our new senior credit facility will be adequate to meet our liquidity for the foreseeable future.

We cannot assure you, however, that in the long-term our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new senior credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. To the extent that such sources were not adequate to fund our liquidity needs, we would need to raise additional capital, restructure our indebtedness or cut costs in order to lower our liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. We will require a significant amount of cash to service our debt, including the notes, and our ability to generate cash depends on many factors beyond our control.

We are a party to an advisory agreement dated March 7, 2002 and further amended on June 13, 2003, with a related party, Applegate & Collatos, Inc. (ACI). This advisory agreement requires us to make quarterly payments of $500,000 to ACI. Pursuant to a letter of instruction, Applegate & Collatos, Inc. informed us that effective October 1, 2003, they intend to provide us services under the advisory agreement through CBD Holdings. As a result, until advised otherwise, ACI has directed us to pay our quarterly payments to CBD Holdings.

Contractual Obligations

The following table is a summary of our contractual obligations (excluding interest), after giving effect for our February 2004 refinancing, as of December 31, 2003:

		’04	’05-’07	’07-’08	’09
	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$300.0	$—	$—	$150.0	$150.0
Operating leases	0.3	0.1	0.2	—	—
Purchase Obligations-
L.M. Berry(2)	92.4	15.4	46.2	30.8	—
Cincinnati Bell Telephone(3)	13.0	1.3	3.9	3.9	3.9
Quebecor(4)	37.2	9.3	27.9		—
Advisory Agreement (5)	16.0	2.0	6.0	6.0	2.0
DDA(6)	5.6	1.4	4.2	—	—

Total	$464.5	$29.5	$88.4	$190.7	$155.9

(1)	Failure to comply with our financial covenants, scheduled interest payments, scheduled principal repayments or any other items of our credit facility could result in the acceleration of the maturity of outstanding debt.
(2)	We have outsourced our direct sales effort to L.M. Berry and Company (a subsidiary of Bell South Corporation). Our directory advertising and marketing agreement with L.M. Berry expires in August 2009. As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to L.M. Berry during the period ended December 31, 2003.
(3)	We entered into a billing and collection services operating agreement with Cincinnati Bell Telephone, the local exchange carrier subsidiary of Cincinnati Bell Inc. This operating agreement will continue until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the end of the initial term. As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to Cincinnati Bell Telephone during the period ended December 31, 2003. Estimated future payments assume the automatic renewal provision as stated in the agreement. The annual payments expected have been disclosed in the table for periods beyond five years.
(4)

Quebecor World Directory Sales Corporation prints all of our directories. Our current contract with Quebecor expires on December 31, 2007, at which time the contract may be extended by mutual agreement for up to two additional years. As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to Quebecor during the period ended December 31, 2003. Estimated future payments assume the exercise of the renewal provision as stated in the agreement.

(5)	We have entered into an advisory agreement with a related party for management services provided to the Company. We have assumed renewal of the agreement which contemplates annual payments of $2 million. The annual payments expected have been disclosed in the table for periods beyond five years.
(6)	We have entered into a directory agreement with Directory Distributing Associates, Inc. to distribute our printed directories and other collateral advertising material in our service territories. The agreement will continue until December 31, 2005, but we have an option to renew the agreement for up to two additional one-year terms. As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to DDA during the period ended December 31, 2003. Estimated future payments assume the exercise of the two renewal provisions as stated in the agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The application of these principles requires that in certain instances we make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgments. On an ongoing basis, we review the basis for our estimates and will make adjustments based on historical experience, current and anticipated economic conditions, accepted actuarial valuation methodologies or other factors that we consider to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

We consider the following policies to be important in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our financial condition, results of operations or cash flows.

Revenue recognition. The sale of advertising in telephone directories published by us is our primary source of revenue. We recognize revenues ratably over the life of each directory using the deferral and amortization method, with revenue recognition commencing in the month of delivery.

Revenue from internet advertisements is recognized ratably over the twelve-month period we commit to carry the advertisement.

Cost of revenue. Direct costs related to the publication of print directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee costs relating to each of the foregoing are recognized ratably over the life of each directory under the deferral and amortization method, with cost recognition commencing in the month of delivery.

Allowance for sales adjustments. Adjustments to revenue are primarily for estimated losses due to claims resulting form publication errors, omissions in customer advertising, customer early terminations or other customer complaints. They are accrued over the time period for which the associated revenues are billed.

Vendor incentives. We have long-term contracts with certain vendors under which the vendors pay cash incentives to us for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of revenue over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities.

Goodwill and other intangible assets. Recorded goodwill is not amortized, but is tested for impairment at least annually. All other finite lived intangible assets are amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144.

We consider the following policies to be important in understanding the judgments involved in preparing our predecessor company financial statements:

Income taxes. Cincinnati Bell Directory’s operations were included in the combined U.S. federal and state income tax returns filed by Cincinnati Bell, Inc. During such time, income tax in Cincinnati Bell Directory’s financial statements was calculated as if Cincinnati Bell Directory had filed separate income tax returns. Allocations of income taxes payable were considered to have been remitted, in cash, in the period the related income tax expense was recorded.

Corporate allocations. General corporate overhead costs related to Cincinnati Bell, Inc.’s corporate headquarters and shared service functions were allocated to Cincinnati Bell Directory, to the extent such amounts were applicable to Cincinnati Bell Directory, primarily were based on the ratio of anticipated support provided to Cincinnati Bell Directory as compared to other subsidiaries of Cincinnati Bell, Inc. The allocation was calculated as a function of revenue, payroll and property. The allocations were recorded in the period that they were incurred.

Recent Accounting Pronouncements

Effective January 1, 2003, the Company adopted FAS 146 - Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred as opposed to at the date an entity commits to an exit plan. Adoption of this standard had no effect on the Company’s financial statements.

In 2003, the Company adopted FASB Interpretation No. (“Interpretation”) 45 - Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation 45 requires a guarantor to disclose information regarding the amounts, terms, maximum future payments and the carrying amount of guarantees, and to recognize a liability for the obligations undertaken at the time a guarantee is issued. Adoption of this standard had no effect on the Company’s financial statements.

FAS Interpretation No. (“Interpretation”) 46 - Consolidation of Variable Interest Entities was issued in January 2003. Interpretation 46 clarifies when such entities must be consolidated. The Company does not hold any interests in such entities. Therefore adoption of the standard had no effect on the Company’s financial statements.

FAS 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued in April 2003. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and is effective for contracts entered into or modified after June 30, 2003. Adoption of the standard had no effect on the Company’s financial statements.

FAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued in May 2003. FAS 150 established standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. Under FAS 150, such financial instruments are required to be classified as liabilities (or assets in some circumstances) in the statement of financial position. The FASB has indefinitely deferred the application of FAS 150 to non-controlling interests in a subsidiary company that are mandatorily redeemable only upon the liquidation or termination of the subsidiary company. Adoption of the portions of FAS 150 that have not been deferred had no effect on the Company’s financial statements.

In 2003 the Company adopted FAS 132 (Revised) (“FAS 132-R”) – Employer’s Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirement of the original FAS 132 and requires new disclosures relating to plan assets, investment strategy, plan obligations, cash flows, and the components of net periodic benefit costs and requires certain disclosures to be included in interim and annual financial statements. Additional disclosures regarding expected future benefit payments will become effective for fiscal years ending after June 15, 2004. Adoption of the standard had no effect on the Company’s financial statements.

Forward-Looking Statements

In this annual report on Form 10-K ,we make some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-K and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	national and local economic and business conditions that affect advertising expenditures by businesses and individuals as well as consumer trends in the usage of our principal product

•	our ability to maintain relationships with third-party service providers;

•	the effect of competition in local telephone service on Cincinnati Bell Telephone’s current dominant position in the local market;

•	changes in taxes and government regulations that influence local phone service

•	our degree of leverage, which may affect our ability to obtain financing in the future:

•	the reduction in our operating flexibility resulting from restrictive covenants in our debt agreements, including the risk of default that could occur;

•	the effects of tax legislative action;

•	the effect of any rating agency downgrades on the cost and availability of new debt financings;

•	other risk factors discussed in our Registration Statement on Form S-4 (Registration No. 333-107783) and in other reports and documents we file with the Securities and Exchange Commission, or the Commission.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our former credit facility required us in specific instances to hedge the interest rate portion of our variable rate debt.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of December 31, 2003, approximately 49% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item is filed as part of this Form 10-K. See Index to Financial Statement Information at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CBD MEDIA LLC

The following table sets forth certain information with respect to each of our executive officers and directors.

Name	Age As of 12/31/03	Position
Douglas A. Myers	43	President and Chief Executive Officer and Director
John P. Schwing	47	Vice President—Finance and Administration and Chief Financial Officer
David D. Miller	43	Vice President—Sales and Operations
Brion B. Applegate	50	Director
Benjamin M. Coughlin	31	Director

Douglas A. Myers became our President and Chief Executive Officer in March 2002. Previously, he was President and Chief Executive Officer of our predecessor, Cincinnati Bell Directory, from February 1999 until March 2002, and also served as Vice President—Business Market Operations for Cincinnati Bell Telephone and Cincinnati Bell, Inc. from November 2000 to March 2002. Additionally, he served as Vice President—Sales & Marketing and Director—Marketing & Operations with Cincinnati Bell Directory from 1992 to 1999 and prior to that, he held a variety of marketing and management positions at Cincinnati Bell Telephone beginning in 1982. Mr. Myers has been a director since the acquisition.

John P. Schwing became our Vice President of Finance and Administration and Chief Financial Officer in March 2002. Previously, Mr. Schwing was the Vice President of Finance and Administration for Cincinnati Bell Directory from 1992 through March 2002. Mr. Schwing has also had financial responsibility for Cincinnati Bell Messaging Services from 1994 to 1995, Cincinnati Bell Long Distance in 2000, as well as the Information Technology, Human Resources, Legal, Regulatory Affairs, and Public Affairs operating units for Cincinnati Bell Telephone in 2001.

David D. Miller became our Vice President—Sales and Operations in March 2002. Mr. Miller joined Cincinnati Bell Directory in 1989 where he served as Director of Yellow Pages Operations from April 1999 until March 2002. He also served as Director-Print Media and Operations, Senior Manager Manufacturing and Distribution, in addition to other product management and business planning management positions.

Brion B. Applegate co-founded Spectrum Equity Investors in 1993, and serves as general partner of various partnerships affiliated with Spectrum. Prior to forming Spectrum, he began his career in the private equity industry in 1979. Mr. Applegate is currently a director of Nassau Broadcasting Partners, Inc., and prior directorships include American Cellular Corp., H.O. Systems, Inc., and PriCellular Corp. He is also President and a director of CBD Investor and a director of CBD Holdings. Mr. Applegate has been a director since the acquisition.

Benjamin M. Coughlin is a Principal at Spectrum Equity Investors, which he joined in 1997. Prior to Spectrum, Mr. Coughlin worked as an Associate at Apax Partners in Munich, Germany, where he was involved with later-stage and buyout opportunities in the technology and information services industries. Mr. Coughlin serves as a director of Security, Inc. He is also Secretary and a director of CBD Investor and a director of CBD Holdings. Mr. Coughlin has been a director since the acquisition.

Audit Committee Financial Expert

Our Board of Directors has not established an audit committee of the Board. Our Board has determined that we have at least one “audit committee financial expert” (with the meaning of Item 401(h) of Regulation S-K) serving on the Board of Directors, and that director Benjamin M. Coughlin is such an audit committee financial expert. Mr. Coughlin is not “independent” (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934).

Code of Ethics

The Company has adopted a code of ethics that applies to its executive officers. A copy of the code of ethics will be provided to any person without charge. Requests should be made in writing to Douglas Myers at CBD Media LLC, 312 Plum Street, Suite 900, Cincinnati, OH 45202.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation for services in all capacities beginning on January 1, 2003 for the year ended December 31, 2003 paid to our President and Chief Executive Officer and our two other most highly compensated executive officers serving as executive officers on December 31, 2003, whom we refer to as the Named Executive Officers.

	Annual Compensation				Management
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Incentive Plan (2)
Douglas A. Myers, President and Chief Executive Officer	2003	$244,327	$125,000	(1)	$521,500
John P. Schwing, Vice President of Finance and Administration	2003	148,517	55,000	(1)	$150,581
David D. Miller, Vice President of Sales and Operations	2003	116,517	50,000	(1)	$115,147

(1)	The value of perquisites and other personal benefits paid did not, in the aggregate, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported.
(2)	The value of compensation paid as a result of the management incentive plan introduced in connection with the recapitalization.

COMPENSATION OF DIRECTORS

The Board of Directors receive no compensation for their duties.

MANAGEMENT INCENTIVE PLAN

In connection with the recapitalization, an affiliate of Spectrum, CBD Investor, Inc., established an incentive compensation program for our current employees who hold equity interests in CBD Holdings, under which CBD Investor agreed to pay these employees as a group, an aggregate amount of $1,000,000 upon consummation of the recapitalization (including the payment of up to $132.1 million in aggregate distributions by us to CBD Holdings). This amount was allocated to these employees based on their relative percentage ownership in CBD Holdings. Additionally, CBD Investor has agreed to provide an additional incentive pool to these employees of up to $4,000,000. This additional incentive amount is subject to vesting over a five-year period and is not payable unless and until a sale of 50% or more of the assets of CBD Media to a third party or CBD Investor sells 50% or more of its interest in CBD Holdings to a third party or CBD Holdings sells 50% or more of the equity interests in CBD Media to a third party or affiliates of Spectrum sell 50% or more of the equity interests in CBD Investor to a third party, but excluding any such event in which the employees purchase such interests (a “Spectrum exit event”). Additionally, in order for any incentive amount to be payable, the aggregate value of the employees’ Class C units of CBD Holdings must equal or exceed $8,600,000 at the time of the Spectrum exit event. The amount of the incentive pool actually payable at a Spectrum exit event will be determined by subtracting the total value of the management’s equity from $13,250,000, but in no event shall the incentive pool exceed $4,000,000 in the aggregate. If the total value of the management’s Class C units in CBD Holdings at the time of an exit event exceeds $13,250,000, then the employees will be entitled to receive no incentive amount from CBD Investor. The incentive pool, if payable, will be allocated among the employees based on their relative percentage ownership in CBD Holdings. For administrative reasons, such amounts will actually be paid by us and CBD Investor will fund all amounts payable through contributions to CBD Holdings, which in turn will contribute such amounts to us.

Additionally, upon consummation of the recapitalization we issued to John P. Schwing 806 Class C Units of CBD Holdings. CBD Investor has also agreed that upon a Spectrum exit event, if the value of the Class C units held by employees equals or exceeds $8,600,000 but does not exceed $13,250,000 then CBD Investor will pay Mr. Schwing an amount equal to $350,000.

EMPLOYMENT AGREEMENTS

Douglas A. Myers Employment Agreement

Under an amended and restated employment agreement entered into with us in connection with the acquisition and subsequent recapitalization, Mr. Myers was retained to serve as our Chief Executive Officer. Under the agreement, Mr. Myers is entitled to receive a minimum base salary in the following amounts through 2008: $300,000 (2003); $350,000 (2004); $400,000 (2005); $425,000 (2006); $450,000 (2007); and $475,000 (2008). Mr. Myers is also entitled to a bonus under our incentive bonus compensation plan in the following minimum bonus amounts: $100,000 (2003); $125,000 (2004); $150,000 (2005); $175,000 (2006); $200,000 (2007); and $225,000 (2008). Under the agreement, Mr. Myers is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our senior executives and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Myers is also entitled to an allowance for use of an automobile and reimbursement of up to $5,000 a year for personal financial and estate planning services (plus taxes incurred), up to $10,000 in legal fees incurred in the negotiation of the employment agreement and up to $25,000 for his initial membership fees to a country club, as well as certain annual membership dues. Under the agreement, Mr. Myers was granted a 1.25% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year. The agreement continues until September 2008. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Myers’ employment is terminated without cause or if he resigns for good reason.

John P. Schwing Employment Agreement

Under an employment agreement entered into with us in connection with the acquisition and subsequent recapitalization, John Schwing was retained to serve as our Vice President—Finance & Administration and Chief Financial Officer. Under the agreement, Mr. Schwing is entitled to receive a minimum base salary in the following amount through 2008: $175,000 (2003); $200,000 (2004); $225,000 (2005); $240,000 (2006); $260,000 (2007); and $285,000 (2008). Mr. Schwing is also entitled to a bonus under our incentive bonus compensation plan in the following minimum amounts: $50,000 (2003); $63,000 (2004); $75,000 (2005); $88,000 (2006); $100,000 (2007); and $115,000 (2008). Under the agreement, Mr. Schwing is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our employees and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Schwing is also entitled to an allowance for use of an automobile. Under the employment agreement, Mr. Schwing was granted a 0.276% membership interest on a fully diluted basis in Holdings, subject to a vesting schedule of 25% of the interests per year. The employment agreement continues until September 2008. Mr. Schwing is prohibited from competing with us during the term of his employment and for a period of one-year following termination of his employment. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Schwing’s employment is terminated without cause.

David D. Miller Employment Agreement

Under an employment agreement entered into with us in connection with the acquisition and subsequent recapitalization, David Miller is entitled to receive a minimum base salary in the followings amounts through 2008: $135,000 (2003); $150,000 (2004); $165,000 (2005); $180,000 (2006); $190,000 (2007); and $200,000 (2008). Mr. Miller is also entitled to a bonus under our incentive bonus compensation plan in the following amounts: $50,000 (2003); $63,000 (2004); $75,000 (2005); $88,000 (2006); $100,000 (2007); and $115,000 (2008). Under the agreement, Mr. Miller is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our employees and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Miller is also entitled to an allowance for use of an automobile. Under the employment agreement, Mr. Miller was granted a 0.276% membership interest on a fully diluted basis in Holdings, subject to a vesting schedule of 25% of the interests per year. The employment agreement continues until September 2008. Mr. Miller is prohibited from competing with us during the term of his employment and for a period of one-year following termination of his employment. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Miller’s employment is terminated without cause.

401(K) AND PROFIT SHARING PLAN

CBD Media currently sponsors a defined contribution benefit plan covering substantially all management and occupational employees. The company has 100% participation by all employees. Under the plan, employees may contribute a percentage of their annual compensation to the Plan up to a maximum percentage identified in the plan. The annual dollar contribution by the employees is limited to a maximum amount determined by the Internal Revenue Service. CBD Media matches a percentage of employee contributions, and those funds are invested by each employee in a variety of investment options with the plans administrator. CBD Media contributed its share of matching contributions to the plan amounting to $62,000 in 2003 and $33,000 in 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the issued and outstanding equity interests of CBD Media LLC are owned by CBD Holdings. CBD Investor, which is owned by certain affiliates of Spectrum Equity Investors, owns membership interests in CBD Holdings that represent approximately 95% of the economic interests of CBD Holdings (assuming full vesting of the issued and outstanding Class C units) and 100% of the voting power of CBD Holdings. The remainder of the membership interests in CBD Holdings are owned by an affiliate of Cincinnati Bell, Inc., Douglas A. Myers, John P. Schwing, David D. Miller and other members of our management. CBD Media is the sole stockholder of CBD Finance, Inc.

The following table sets forth information with respect to the beneficial ownership of the membership units of CBD Holdings as of December 31, 2003 by:

•	each person known to own beneficially more than 5% of any class of CBD Holdings’ membership units;

•	each of our directors and Named Executive Officers; and

•	all of our directors and executive officers as a group.

Each unitholder possesses sole voting and investment power with respect to the units listed, unless otherwise noted. Unless otherwise noted, the address of each unitholder is c/o CBD Media LLC, 312 Plum Street, Suite 900, Cincinnati, Ohio 45202.

	Units
	Class A		Class B		Class C(1)
Name of Beneficial Owner	Number of Units Beneficially Owned	Percent of Class	Number of Units Beneficially Owned	Percent of Class	Number of Units Beneficially Owned	Percent of Class	Percent of Total Economic Interest(2)	Percent of Total Voting Power
CBD Investor, Inc.(3)	491,137	97.44%	267,818	97.44%	—	—	95.06%	100.00%
Brion B. Applegate(4)(6)	—	—	—	—	—	—	—	—
Benjamin M. Coughlin(5)(6)	—	—	—	—	—	—	—	—
Douglas A. Myers	—	—	—	—	6,250	54.07%	1.25%	—
John P. Schwing	—	—	—	—	1,380	11.94%	*	—
David D. Miller	—	—	—	—	1,380	11.94%	*	—
All directors and executive officers as a group	—	—	—	—	9,010	77.94%	1.88%	—

*	Less than one percent
(1)	Holders of Class C units are not entitled to vote with respect to their Class C units. The number of units indicated reflects all issued and outstanding Class C units each of which have vested as of the date hereof. The remaining issued and outstanding Class C units will vest ratably on March 7, of each of 2004, 2005 and 2006.
(2)	Assumes full vesting of the issued and outstanding Class C units.
(3)	Spectrum Equity Investors III, L.P., SEI III Entrepreneurs’ Fund, L.P., Spectrum III Investment Managements’ Fund, L.P., Spectrum Equity Investors IV, L.P., Spectrum Equity Investors Parallel IV, L.P., and Spectrum IV Investment Manager’s Fund, L.P. (the “Spectrum Partnerships”) collectively own all of the outstanding shares of CBD Investor. The address for each of these entities is c/o Spectrum Equity Investors, 333 Middlefield Road, Suite 200, Menlo Park, California, 94025.
(4)	Mr. Applegate is also a general partner of two of the Spectrum Partnerships and a general partner of each of the general partners of the other four Spectrum Partnerships. He is also President and a director of CBD Investor. Voting and disposition of the membership units owned by CBD Investor is controlled indirectly by the general partners of the Spectrum Partnerships, and requires the approval of two or more individual general partners. In his capacity as general partner, Mr. Applegate may be deemed to share beneficial ownership of the membership units shown as beneficially owned by CBD Investor, but disclaims such beneficial ownership.
(5)	Mr. Coughlin is also Secretary and a director of CBD Investor. He does not directly or indirectly have or share voting or investment power or have or share the ability to influence voting or investment power over the membership units shown as beneficially owned by CBD Investor.
(6)	The address for this director is c/o Spectrum Equity Investors, 333 Middlefield Road, Suite 200, Menlo Park, California, 94025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Limited Liability Company Agreement of CBD Media Holdings

In connection with the acquisition of the directory publishing business of Cincinnati Bell Directory, CBD Investor, Inc. (an entity controlled by the Spectrum entities and of which Brion B. Applegate and Benjamin A. Coughlin are directors), Broadwing Holdings Inc., Douglas A. Myers, John P. Schwing, David D. Miller and our other management employees (who we collectively refer to as “management members”) entered into a limited liability company agreement for CBD Holdings, which is the sole member of our company. The limited liability company agreement of CBD Holdings defines the members’ rights with respect to voting, ownership and transfer of their interests in CBD Holdings. The limited liability company agreement allocates the membership interests in CBD Holdings among these parties. CBD Investor and Cincinnati Bell, Inc. Holdings both hold interests in two classes of membership units, and management members hold interests in a separate class of units. CBD Investor is the only party that is entitled to vote with respect to its units. Approval of actions of CBD Holdings requiring a vote of a group of members must receive a majority vote of the particular class(es) of members entitled to vote. Under this agreement, CBD Investor and Cincinnati Bell, Inc. Holdings have made capital contributions to CBD Holdings for which they will not be entitled to receive interest paid on such contributions. Certain amendments of the CBD Holdings limited liability company agreement which adversely and/or disproportionately affect the interests of Broadwing Holdings and/or the management members require the consent of Broadwing Holdings and/or management members.

The voting members of CBD Holdings elect three directors to its board. Currently, the directors of CBD Holdings are Brion B. Applegate, Benjamin M. Coughlin and Douglas A. Myers. To date, no independent director has been appointed to CBD Holdings’ board.

No members of CBD Holdings may transfer their membership interests if the transfer causes a termination of CBD Holdings for income tax purposes, causes CBD Holdings to become a publicly traded partnership under the Internal Revenue Code, subjects CBD Holdings to regulations under the Investment Company Act of 1940, the Investment Advisors Act of 1940 or ERISA laws or violates applicable laws, unless the voting members of CBD Holdings authorize a transfer by majority vote. Unless a transfer is otherwise permitted under the limited liability company agreement, any transfer of membership interests requires approval by the majority vote of the voting members, which approval may be withheld in the sole and absolute discretion of such members.

Tag-along and Drag-along Rights

If the voting members of CBD Holdings elect to sell some or all of their membership interests to a third-party in a transaction that is not a permitted transfer under the limited liability company agreement, the voting members may require all of the other members to sell an equal proportion of their interests to such third-party on the same terms and conditions and the other members shall have the right to require such third-party to purchase an equal proportion of their interests on these terms.

Limited Liability Company Agreement of CBD Media LLC

Our limited liability company agreement defines the rights of our sole member, CBD Holdings, with respect to management, distributions (including tax distributions) and indemnification. Our board is composed of three directors, elected by CBD Holdings, who manage all aspects and decisions of our business and affairs. Currently, the directors are Brion B. Applegate, Benjamin M. Coughlin and Douglas A. Myers. Under the agreement we are obligated to make distributions to CBD Holdings at times and in the aggregate amounts determined by our directors. In addition, we are required to make a tax distribution to CBD Holdings in an amount equal to 44% of our theoretical net taxable income for each fiscal year.

Under the agreement, CBD Holdings and our directors are held harmless for acts or omissions performed or omitted in good faith. CBD Holdings and our directors are entitled to indemnification for losses incurred by them, so long as they acted in good faith, to the extent of our assets.

CBD Investor Shareholder Tag-along and Drag-along Rights

If any of the shareholders of CBD Investor elect to sell some or all of their membership interests to a third-party in a transaction that is not a permitted transfer under the limited liability company agreement, CBD Investor may require all of the other members to sell an equal proportion of their interests to such third-party on the same terms and conditions and the other members shall have the right to require such third-party to purchase an equal proportion of their interests on these terms.

Restricted Unit Agreements

The membership units owned by the management and other employee members of CBD Holdings are subject to purchase by CBD Holdings under Restricted Unit Agreements entered by each of the management and other employee members. If a management or other employee member’s membership interests are purchased by CBD Holdings, the percentage interests of each of the members of the other classes of CBD Holdings will be increased by the percentage interest purchased in proportion to their own respective percentage interests and these other class members will succeed to the employee member’s capital accounts by the percentage interests so purchased.

Advisory Agreement

In connection with the acquisition, Applegate & Collatos, Inc., or ACI, a firm co-owned by Brion B. Applegate, one of our directors, was engaged to provide advisory services and financing advice, as well as, financial, managerial and operational advice in connection with our day-to-day operations. Under the agreement that is currently in effect, we pay ACI an annual management fee of $500,000 for its services, which is payable in quarterly installments, and will reimburse ACI for additional reasonable expenses upon its request. Effective as of June 13, 2003, we amended our advisory agreement with ACI to increase the annual management fee due to ACI thereunder to $2.0 million. The agreement is for an indefinite period and may only be terminated or amended by mutual consent of the parties. We agree to indemnify and hold harmless ACI and its affiliates, officers, partners, directors, employees, agents and other controlling persons from losses arising in connection with the acquisition or the engagement to provide advice under the agreement to us. We also agreed that the indemnified persons will not be liable to us or our security holders or creditors as a result of the engagement or the performance of services unless such losses are determined by a judge to have resulted from such person’s bad faith or gross negligence. The letter of instruction further states that, until otherwise notified by ACI to the contrary the amount that CBD will be required to pay for the “management” fee and expenses under Advisory Agreement will not exceed $2 million per year. Pursuant to a letter of instruction, effective as of October 1, 2003, ACI has advised us that all services to be provided to the Company under the Advisory Agreement will be provided by ACI through CBD Holdings. ACI has directed us to make and all payments for such services to CBD Holdings.

For the year beginning January 1, 2003 and ending December 31, 2003, we paid ACI/Holdings, in the aggregate a management fee of $1,327,000.

Acquisition Related Expenses

As a part of the acquisition, we paid transaction related costs of approximately $251,000 to Applegate & Collatos, Inc., a firm co-owned by Brion B. Applegate, one of our directors.

Management Incentive Plan

In connection with the recapitalization, CBD Investor established an incentive compensation program for our current employees who hold equity interests in CBD Holdings, under which CBD Investor has agreed to (i) pay these employees as a group, an aggregate amount of $1.0 million upon consummation of the recapitalization (including the payment of the equity distribution by us to CBD Holdings) and (ii) provide an additional incentive pool to these employees of up to $4.0 million that would also be funded by CBD Investor. For administrative reasons, such amounts will actually be paid by us and CBD Investor will fund all amounts payable through contributions to CBD Holdings, which in turn will contribute such amounts to us. See “Management—Management Incentive Plan.”

Purchase of Outstanding Notes

An entity affiliated with Brion B. Applegate, one of our directors, purchased from the initial purchasers $2.0 million in aggregate principal amount of outstanding notes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees billed to the company for the fiscal years ended December 31, 2003, and 2002 by the Company’s principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

Audit Fees—Audit fees billed in 2003 were $310,000 and were $68,400 billed in 2002. These amounts include fees for the assistance related to the company’s various filings with the Securities and Exchange Commission including the issuance of comfort letters and auditor consents.

Audit-Related Fees— The Company had no audit-related fees or services.

Tax Fees—In 2003, billings for tax services were $379,080. No fees were billed in 2002. This amount includes fees paid for assistance with federal, state and local tax compliance matters and advisory services with respect to tax implications of the 2003 recapitalization. All of the work performed in connection with the this engagement was performed by full-time, permanent employees of the principal accountant.

All Other Fees—The Company had no other fees or services.

Our Board of Directors functions as our audit committee. Our policy is to require our Board of Directors, or a committee thereof, to pre-approve audit and non-audit services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements.

The Company’s financial statements included in this Form 10-K are for the period from March 8, 2002 through December 31, 2002 and for the Year Ended December 31, 2003. Cincinnati Bell Directory Inc.’s (Predecessor to the Company) combined financial statements are for the period from January 1, 2002 through March 7, 2002 and for the Year Ended December 31, 2001. Such financial statements are listed in the Index to Financial Statements on page F-1.

(a) (2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(a) (3) Exhibits

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Certificate of Formation of CBD Media LLC, filed March 4, 2002

3.2*	Certificate of Incorporation of CBD Finance Inc., filed October 8, 2002.

3.3*	Limited Liability Company Agreement for CBD Media LLC, dated March 7, 2002.

3.4*	Bylaws of CBD Media LLC.

3.5*	Bylaws of CBD Finance, Inc.

4.1*	Indenture with respect to the 8 5/8% Senior Subordinated Notes due 2011, among CBD Media LLC, CBD Finance, Inc. and HSBC Bank USA, as trustee, dated June 13, 2003.

4.2*	Form of 8 5/8% Senior Subordinated Notes due 2011 (included in exhibit 4.1).

4.3*	Exchange and Registration Rights Agreement, dated June 13, 2003, by and among CBD Media LLC, CBD Finance, Inc., and Lehman Brothers Inc. on behalf of the initial purchasers.

10.1*	Credit Agreement, dated June 13, 2003, by and among CBD Media LLC, CBD Holdings LLC, the lenders party thereto and Lehman Commercial Paper Inc. as administrative agent with Lehman Brothers Inc. as joint-lead arranger and book runner, Banc of America Securities LLC as joint-lead arranger and book runner, Bank of America, N.A. as syndication agent and Toronto Dominion (Texas), Inc., as Documentation Agent.

10.2**	Directory Services Agreement by and between CBD Media LLC and L.M. Berry and Company, dated September 1, 2002.

10.3*	Billing and Collection Services Operating Agreement between Cincinnati Bell Telephone and CBD Media, Inc., dated February 4, 2002.

10.4*	License Agreement between Cincinnati Bell, Inc. and CBD Media, Inc., dated as of February 4, 2002.

Exhibit No.	Description of Exhibit

10.5**	Agreement between Cincinnati Bell Directory Inc. and Quebecor Printing Directory Sales Corporation (now known as Quebecor World Directory Sales Corporation) dated January 1, 1999 and as amended November 20, 2001.

10.6*	Directory Delivery Agreement between Cincinnati Bell Directory, Inc. and Directory Distributing Associates, Inc., dated January 1, 2003.

10.7*	Advisory Fee Letter Agreement by and between CBD Media LLC and Applegate & Collatos, Inc., dated as of March 7, 2002.

10.8*	Amendment to the Letter Agreement of March 7, 2002, dated as of June 13, 2003.

10.9**	Amended and Restated Employment Agreement between CBD Media LLC and Douglas A. Myers dated March 4, 2002.

10.10**	Employment Agreement between CBD Media LLC and John P. Schwing dated March 8, 2002.

10.11**	Employment Agreement between CBD Media LLC and David M. Miller dated March 8, 2002.

10.12	Letter of Instruction dated as of December 23, 2003.

10.13	First Amendment and Waive to Credit Agreement, dated February 5, 2004 to the Credit Agreement, dated as of June 13, 2003, among CBD Media Holdings LLC, CBD Media LLC, the financial institutions and entities from time to time parties thereto, and Lehman Commercial Paper Inc., as administrative agent.

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*	As filed with CBD Media LLC’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003.
**	As filed with CBD Media LLC’s Amendment No. 1 on Form S-4 (No. 333-107783) filed November 5, 2003.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2003.

(c) Exhibits

Exhibit 10.12	Amendment to Letter Agreement of March 7, 2002 and amended June 13, 2003, dated as of December 23, 2003.

Exhibit 10.13	First Amendment and Waive to Credit Agreement, dated February 5, 2004 to the Credit Agreement, dated as of June 13, 2003, among CBD Media Holdings LLC, CBD Media LLC, the financial institutions and entities from time to time parties thereto, and Lehman Commercial Paper Inc., as administrative agent.

Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*
*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBD MEDIA LLC

By:	/s/ Douglas A. Myers
Name: Douglas A. Myers
Title: President and Chief Executive Officer

Dated: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2004.

Signature	Title

/s/ Douglas A. Myers Douglas A. Myers	President, Chief Executive Officer and Director (principal executive officer)

/s/ John P. Schwing John P. Schwing	Vice President of Finance and Administration and Chief Financial Officer (principal financial and accounting officer)

/s/ David D. Miller David D. Miller	Vice President of Sales and Operations

/s/ Brion B. Applegate Brion B. Applegate	Director

/s/ Benjamin M. Coughlin Benjamin M. Coughlin	Director

INDEX TO FINANCIAL STATEMENTS

Page
CBD Media LLC
Independent Auditors’ Report	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended December 31, 2003 and the Period From March 8, 2002 (Date of Inception) to December 31, 2002	F-4
Consolidated Statements of Member’s Capital for the Year Ended December 31, 2003 and the Period From March 8, 2002 (Date of Inception) to December 31, 2002	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2003 and the Period From March 8, 2002 (Date of Inception) to December 31, 2002	F-6
Notes to Consolidated Financial Statements	F-7

Cincinnati Bell Directory Inc. (Predecessor to CBD Media LLC)
Independent Auditors’ Report	F-16
Balance Sheet as of March 7, 2002	F-17
Statement of Income for the Period from January 1, 2002 to March 7, 2002	F-18
Statement of Changes in Owner’s Net Investment for the Period from January 1, 2002 to March 7, 2002	F-19
Statement of Cash Flows for the Period from January 1, 2002 to March 7, 2002	F-20
Notes to Financial Statements	F-21
Report of Independent Accountants	F-27
Statement of Income and Comprehensive Income for the Year Ended December 31, 2001	F-28
Statement of Changes in Owner’s Net Investment for the Year Ended December 31, 2001	F-29
Statement of Cash Flows for the Year Ended December 31, 2001	F-30
Notes to Financial Statements	F-31

INDEPENDENT AUDITORS’ REPORT

To the Member of CBD Media LLC

We have audited the accompanying balance sheets of CBD Media LLC (“CBD Media”) (a wholly-owned subsidiary of CBD Media Holdings LLC) as of December 31, 2003 and 2002, and the related statements of operations and comprehensive income (loss), member’s capital and cash flows for the year ended December 31, 2003 and for the period from March 8, 2002 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of CBD Media’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of CBD Media as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and for the period from March 8, 2002 (Date of Inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 25, 2004

CBD MEDIA LLC

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,466,434	$33,213,030
Accounts receivable (net of allowance of $4,874,773 and $2,627,069 for 2003 and 2002, respectively)	7,020,359	7,063,386
Deferred directory costs	10,922,022	10,781,049
Prepaid expenses and other current assets	547,191	425,298
Related party receivable	999,576	301,225

Total current assets	41,955,582	51,783,988

PROPERTY AND EQUIPMENT (NET)	74,757	48,625
DEBT ISSUANCE COSTS (net of accumulated amortization of $806,242 and $904,602 for 2003 and 2002, respectively)	9,243,783	5,337,149

GOODWILL	28,298,738	28,298,738

INTANGIBLE ASSETS (NET)	260,921,000	287,430,999

TOTAL ASSETS	$340,493,860	$372,899,499

LIABILITIES AND MEMBER’S CAPITAL
CURRENT LIABILITIES:
Current portion of long-term debt	$1,000,000	$25,200,000
Accounts payable	1,045,086	781,816
Accrued liabilities	6,878,371	8,112,304
Deferred revenue	5,471,540	5,262,287
Other current liabilities	659,199	659,199
Related party payable	189,996	200,016

Total current liabilities	15,244,192	40,215,622

LONG-TERM DEBT (NET OF CURRENT PORTION)	307,600,000	184,800,000

INTEREST RATE SWAP	—	1,079,130

OTHER LONG-TERM LIABILITIES	2,092,643	2,290,986

COMMITMENTS AND CONTINGENCIES (NOTE 6)
MEMBER’S CAPITAL:
Contributed capital	11,673,429	138,963,158
Retained earnings	3,883,596	6,629,733
Accumulated other comprehensive loss	—	(1,079,130)

Total member’s capital	15,557,025	144,513,761

TOTAL LIABILITIES AND MEMBER’S CAPITAL	$340,493,860	$372,899,499

See notes to consolidated financial statements.

CBD MEDIA LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS) FOR THE YEAR ENDED DECEMBER 31, 2003 AND

THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION)

TO DECEMBER 31, 2002

	2003	2002

NET REVENUE	$86,285,080	$67,535,313

COST OF REVENUE	33,409,182	26,098,609

AMORTIZATION AND DEPRECIATION	26,531,740	22,777,616

GENERAL AND ADMINISTRATIVE EXPENSES	3,748,990	1,646,453

OPERATING INCOME	22,595,168	17,012,635

OTHER EXPENSES:
Interest expense	25,548,734	10,544,486
Interest income	(207,429)	(161,584)

Total other expenses	25,341,305	10,382,902

NET INCOME (LOSS)	(2,746,137)	6,629,733

OTHER COMPREHENSIVE LOSS—Interest rate swap	—	(1,079,130)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,746,137)	$5,550,603

See notes to consolidated financial statements.

CBD MEDIA LLC

CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003 AND

THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION)

TO DECEMBER 31, 2002

	Contributed Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Member’s Capital
Balance at March 8, 2002	$138,963,158			$138,963,158

Net income		$6,629,733		6,629,733

Other comprehensive loss— Interest rate swap	—	—	$(1,079,130)	(1,079,130)

Balance at December 31, 2002	138,963,158	6,629,733	(1,079,130)	144,513,761

Net loss		(2,746,137)		(2,746,137)

Member contributions	1,000,000			1,000,000

Distribution to member	(128,289,729)			(128,289,729)

Other comprehensive income— Interest rate swap	—	—	1,079,130	1,079,130

Balance at December 31, 2003	$11,673,429	$3,883,596	$0	$15,557,025

See notes to consolidated financial statements.

CBD MEDIA LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2003 AND

THE PERIOD FROM MARCH 8, 2002 (DATE OF INCEPTION)

TO DECEMBER 31, 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,746,137)	$6,629,733
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	26,531,740	22,777,616
Write-off of debt issuance costs	4,884,848
Changes in certain working capital accounts, excluding effect of acquisitions:
Accounts receivable	(655,324)	(1,463,311)
Prepaid expenses and other assets	1,136,650	442,223
Deferred directory costs	(140,973)	(3,873,399)
Accounts payable	263,270	781,816
Accrued liabilities	(1,243,953)	7,021,206
Deferred revenue	209,253	1,704,460
Other	(198,343)	(37,952)

Net cash provided by operating activities	28,041,031	33,982,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business		(343,433,529)
Capital expenditures	(47,873)	(57,240)

Net cash used in investing activities	(47,873)	(343,490,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Member contributions	1,000,000	138,963,158
Distribution to member	(128,289,729)
Debt issuance costs	(10,050,025)	(6,241,751)
Proceeds from borrowings	310,000,000	220,000,000
Payments on borrowings	(211,400,000)	(10,000,000)

Net cash provided by (used in) financing activities	(38,739,754)	342,721,407

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,746,596)	33,213,030

CASH AND CASH EQUIVALENTS:
Beginning of period	33,213,030

End of period	$22,466,434	$33,213,030

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including interest rate swap termination)	$19,360,162	$6,756,000

Cash paid for income taxes		$43,000

See notes to consolidated financial statements.

CBD MEDIA LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR

ENDED DECEMBER 31, 2003 AND THE PERIOD FROM MARCH 8, 2002

(DATE OF INCEPTION) TO DECEMBER 31, 2002.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—CBD Media LLC (the “Company”) is located in Cincinnati, Ohio. The Company, through its one business segment, publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of a traditional printed directory and an internet based service known as cincinnatibellyellowpages.com and on CD-ROM. The Company is a wholly-owned subsidiary of CBD Media Holdings LLC.

On May 21, 2003, the Company formed a wholly-owned finance subsidiary, CBD Finance, Inc. (“CBD Finance”), which is incorporated in the state of Delaware. In June 2003 CBD Finance co-issued senior subordinated notes, joint and severally, with the Company. Separate financial statements for CBD Finance are not provided because CBD Finance does not have independent assets or operations from the Company.

Substantially all of the Company’s operations are outsourced to third-party service providers, and we are dependent upon the performance of third parties for the following key components of our operations: sales of advertising, printing of directories, distribution and delivery of directories, and billing and collection. The Company has executed long-term contracts with these third-parties. A change in these suppliers could cause a disruption in the Company’s business due to the time it would take to locate and qualify an alternate supplier for these services.

Cash and Cash Equivalents—Cash and cash equivalents represent cash on hand and demand deposits with banks and short-term, highly liquid investments.

Property and Equipment—Depreciation is computed using the straight-line method over estimated useful lives ranging from three to five years.

Intangible Assets—At inception the Company adopted Financial Accounting Standard No. (“FAS”) 142-Goodwill and Other Intangible Assets. Recorded goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually in the fourth quarter. Other intangible assets are reviewed for impairment in accordance with FAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. All other intangible assets except for advertiser related assets are amortized over lives ranging from 10-20 years using the straight-line method. Advertiser related assets are amortized using an accelerated amortization method that matches the expected benefit derived from the advertisers. The accelerated amortization method used is a method that allocates amortization expense in proportion to each year’s expected revenues to the total expected revenues over the thirty year life of the Company’s advertisers. Based on the Company’s experience, advertiser attrition is more rapid in the earlier years of the life of the Company’s advertisers. The attrition experience results in an expected revenue stream where approximately 75% of the total revenues derived from advertisers occur in the first ten years of the life of the advertisers. Approximately 20% of the expected revenues occur in the second ten years with the remaining 5% in the final ten years. A thirty year life was established for the advertiser related assets because the Company’s historical experience shows that some advertisers continue to use the Company’s service for periods of up to thirty years. A summary of intangible assets is as follows:

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename	Total
Carrying amount December 31, 2003	$52,000,000	$154,000,000	$200,000	$104,000,000	$310,200,000
Accumulated amortization	(11,509,000)	(28,233,333)	(36,667)	(9,500,000)	(49,279,000)

Net amount at December 31, 2003	$40,491,000	$125,766,667	$163,333	$94,500,000	$260,921,000

Carrying amount December 31, 2002	$52,000,000	$154,000,000	$200,000	$104,000,000	$310,200,000
Accumulated amortization	(5,619,000)	(12,833,334)	(16,667)	(4,300,000)	(22,769,001)

Net amount at December 31, 2002	$46,381,000	$141,166,666	$183,333	$99,700,000	$287,430,999

Amortization of identifiable intangible assets for the next five years as of December 31, 2003 is as follows:

Year ending December 31:
2004	$25,768,000
2005	25,122,000
2006	24,560,000
2007	24,070,000
2008	23,640,000

Deferred Directory Costs—Directory costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method. On June 13, 2003, the Company successfully completed a recapitalization, in which the existing credit facility was terminated and the Company entered into a new $165,000,000 senior credit facility, and issued and sold $150,000,000 of 8  5/8% senior subordinated notes. The Company incurred debt issuance costs of approximately $10,050,000 related to the recapitalization. Existing debt issuance costs related to the Term A and Term B loans of approximately $6,242,000 (and accumulated amortization of $1,357,000) were written off and charged to interest expense in conjunction with the termination of such debt. Amortization of approximately $6,143,000 ($4,885,000 related to the write-off of existing debt issuance costs) and $905,000 has been charged to interest expense for the year ended December 31, 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives is recorded within other long-term liabilities. Total deferred vendor incentives were approximately $2,752,000 and $2,950,000 at December 31, 2003 and 2002, respectively.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, and other accrued expenses approximate their fair values due to the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flow analyses, based on the incremental borrowing rates currently available to the Company for similar debt with similar terms and maturity.

Concentration of Credit Risks—Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by its customers and, accordingly, does not require collateral.

A roll forward of the allowance for sales adjustments for the year ended December 31, 2003 and period ended December 31, 2002 is as follows:

Balance, March 8, 2002	$0
Addition due to acquisition	2,279,000
Charged to revenue	3,215,000
Write-offs	(2,867,000)

Balance, December 31, 2002	2,627,000
Charged to revenue	4,136,000
Write-offs	(1,888,000)

Balance, December 31, 2003	$4,875,000

Revenue Recognition—Revenue is primarily the result of selling advertising that is subsequently placed in the Cincinnati Bell Yellow Pages. Revenues related to publishing directories are recognized using the “amortization method” under which revenues are recognized over the lives of the directories, generally twelve months. Deferred revenue relates to the sale of advertising to national advertisers which is billed in advance and recognized over the lives of the directories. Net revenue includes primarily estimated sales adjustments for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early termination or other customer complaints. The estimated sales adjustments are determined based on our historical experience, our current knowledge of customers with disconnected phone service, and customer complaints received.

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses. State and city taxes resulted in a benefit of approximately $43,000 for the year ended December 31, 2003 and expense of approximately $131,000 for the period from March 8, 2002 (date of inception) to December 31, 2002.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Reclassifications—For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2003, the Company adopted FAS 146 - Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement requires that liabilities associated with exit or disposal activities be recognized and measured at fair value when incurred as opposed to at the date an entity commits to an exit plan. Adoption of this standard had no effect on the Company’s financial statements.

In 2003, the Company adopted FASB Interpretation No. (“Interpretation”) 45 - Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation 45 requires a guarantor to disclose information regarding the amounts, terms, maximum future payments and the carrying amount of guarantees, and to recognize a liability for the obligations undertaken at the time a guarantee is issued. Adoption of this standard had no effect on the Company’s financial statements.

FAS Interpretation No. (“Interpretation”) 46 - Consolidation of Variable Interest Entities was issued in January 2003. Interpretation 46 clarifies when such entities must be consolidated. The Company does not hold any interests in such entities, therefore adoption of the standard had no effect on the Company’s financial statements.

FAS 149 - Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued in April 2003. FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and is effective for contracts entered into or modified after June 30, 2003. Adoption of the standard had no effect on the Company’s financial statements.

FAS 150 - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued in May 2003. FAS 150 established standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity, including mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. Under FAS 150, such financial instruments are required to be classified as liabilities (or assets in some circumstances) in the statement of financial position. The FASB has indefinitely deferred the application of FAS 150 to non-controlling interests in a subsidiary company that are mandatorily redeemable only upon the liquidation or termination of the subsidiary company. Adoption of the portions of FAS 150 that have not been deferred had no effect on the Company’s financial statements.

In 2003 the Company adopted FAS 132 (Revised) (“FAS 132-R”) – Employer’s Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirement of the original FAS 132 and requires new disclosures relating to plan assets, investment strategy, plan obligations, cash flows, and the components of net periodic benefit costs and requires certain disclosures to be included in interim and annual financial statements. Additional disclosures regarding expected future benefit payments will become effective for fiscal years ending after June 15, 2004. Adoption of the standard had no effect on the Company’s financial statements.

3. ACQUISITION

On March 8, 2002, the Company purchased certain assets and assumed certain liabilities of Cincinnati Bell Directory, Inc., which encompassed the yellow page operations owned by Broadwing Inc. for $343,433,529. Under purchase accounting, the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the assets and liabilities either purchased or assumed has been recorded as goodwill. The acquired operation has been reflected in the statement of operations from the date of acquisition, March 8, 2002. The acquisition was financed by member’s equity contributions and debt borrowings.

Assets acquired and liabilities assumed were as follows:

Accounts receivable	$5,901,300
Prepaid expenses and deferred directory costs	6,870,569
Goodwill	28,298,738
Other intangible assets	310,200,000
Liabilities assumed	(7,837,078)

Total	$343,433,529

The following unaudited pro forma financial information is presented on the basis that the Company’s purchase of the yellow page operations owned by Broadwing Inc. had occurred as of January 1, 2002:

Pro forma net revenue for the period from January 1, 2002 to December 31, 2002	$81,804,000
Pro forma net income for the period from January 1, 2002 to December 31, 2002	$6,907,000

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Furniture and office equipment	$39,619	$39,619
Computer equipment	15,423	12,041
Computer software	50,071	5,580

Total	105,113	57,240
Less accumulated depreciation	(30,356)	(8,615)

Property and equipment - net	$74,757	$48,625

5. DEFERRED DIRECTORY COSTS

At December 31, 2003 and 2002, the Company deferred directory costs for directories in the Greater Cincinnati Area which were published in June and November 2003 and 2002, respectively. Deferred directory costs at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Selling	$7,037,772	$6,034,058
Production	3,293,023	4,186,111
Distribution	591,227	560,880

Total deferred directory costs	$10,922,022	$10,781,049

6. LEASES

The Company leases office space under non-cancelable operating leases. Rent paid was approximately $354,000 and $291,000 for the year ended December 31, 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, respectively.

Future minimum rent payments are as follows:

Year ending December 31:
2004	$78,950
2005	78,950
2006	78,950
2007	19,738

Total	$256,588

7. LONG-TERM DEBT

Long-term debt at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Term Loan A, payable to a consortium of banks, with interest of 5.02% at December 31, 2002. Due in installments through December 31, 2007.		$50,000,000
Term Loan B, payable to a consortium of banks, with interest of 5.02% at December 31, 2002. Due in installments through December 31, 2008		160,000,000
8 5/8% Senior Subordinated Notes due 2011	$150,000,000
Tranche B term loan facility, payable to a consortium of banks, with interest of 4.38% at December 31, 2003. Due in installments through December 31, 2008	158,600,000

Total	308,600,000	210,000,000
Less current maturities	1,000,000	25,200,000

Total	$307,600,000	$184,800,000

In conjunction with the recapitalization on June 13, 2003, the Company issued $150,000,000 of 8  5/8% Senior Subordinated Notes due 2011. Net of fees and expenses, the issuance generated cash proceeds of $141,441,779. These proceeds, along with the proceeds from a new senior credit facility with a Tranche B term loan of $160,000,000, and cash on hand were used to retire the existing $50,000,000 Term Loan A and the $160,000,000 Term Loan B. As part of the recapitalization in 2003 the Company made distributions of $128,300,000 to equityholders. Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

On June 13, 2003, the Company also entered into a revolving line of credit as part of the same senior credit facility as the $160,000,000 Tranche B term loan, under which the Company may borrow up to $5,000,000 at the bank’s prime rate or LIBOR, plus applicable margins. The Tranche B term loan required annual principal reductions of $1,600,000 and the balance was due at maturity on December 31, 2008. The line of credit replaced the existing line of credit, under which the Company could borrow up to $10,000,000 at the bank’s prime rate plus 2.25% or the LIBOR rate plus 3.25%. There were no borrowings outstanding on the revolving lines of credit at December 31, 2003 or 2002.

The fair value of the Company’s debt obligations was approximately $323,045,000 as of December 31, 2003. The fair value of the Company’s debt obligations approximated the respective carrying value as of December 31, 2002.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s bylaws, articles of incorporation or any provision of any material contract. Other restrictive covenants include leverage restrictions, interest coverage, and fixed charge coverage. At December 31, 2003 and 2002, the Company was in compliance with all restrictive covenants or the Company received waivers for events of non-compliance.

In conjunction with the previous credit facility, the Company entered into an interest rate swap agreement on October 4, 2002 that effectively converted a portion of the interest on the Term A and B loans to a fixed rate of 6.17%. In accordance with FAS 133 - Accounting for Derivative Instruments and Hedging Activities, the Company has classified this interest rate swap agreement as a cash flow hedge. On June 18, 2003, in conjunction with the recapitalization, the Company paid approximately $2,900,000 to terminate this interest rate swap agreement which is presented within interest expense on the accompanying consolidated statement of operations.

In February 2004, the Company refinanced its Tranche B term loan to adjust its interest rate, maturity date and eliminate the annual principal reduction requirement. Prior to the refinancing, the Company made a principal payment of $8,600,000 thereby reducing the outstanding principal balance.

Scheduled maturities of long-term debt, after considering the impact of the February 2004 refinancing and related principal payment noted above, are as follows:

Year ending December 31:
2009	$150,000,000
2011	150,000,000

Total	$300,000,000

8. RELATED PARTY TRANSACTIONS

Affiliates of Broadwing Holdings, Inc., a member of CBD Media Holdings LLC, provide the Company with billing, collection and distribution services through its affiliate Cincinnati Bell Telephone. Total fees for such services were approximately $1,375,000 and $1,287,000 for the year ended December 31, 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising sales, printing and distribution services. Total fees for such services were $4,491,000 and $4,501,000 for the year ended December 31, 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, respectively.

Entities affiliated with CBD Media Holdings LLC provide management services to the Company under the terms of an advisory agreement. Total fees for such services were approximately $1,300,000 and $400,000 for the year ended December 31, 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, respectively. In addition, the Company paid transaction related costs of approximately $251,000 to Applegate & Collatos, Inc. in connection with the acquisition on March 8, 2002.

As of December 31, 2002, the Company had no outstanding balance on a $6,000,000 line of credit from Spectrum, Inc., the majority owner of CBD Media Holdings LLC. The short term note was payable on demand and had an interest rate of 2.88%. Interest expense recorded on outstanding balances on the note payable was approximately $33,000 for the period from March 8, 2002 (date of inception) to December 31, 2002.

9. 401(K) PLAN

During 2002 the Company established a 401(k) plan. Employees who are at least 21 years old are eligible for participation. Employees may contribute a portion of their annual compensation to the plan subject to Internal Revenue Service limitations. During the year ended December 31, 2003 and the period from March 8, 2002 (date of inception) to December 31, 2002, the Company’s discretionary contributions to the 401(k) plan were approximately $62,000 and $33,000 respectively.

10. MANAGEMENT UNIT AWARDS

During 2002 CBD Media Holdings LLC awarded 22,890 Class C non-voting units (“Stock Units”) in CBD Media Holdings LLC to employees of the Company. The fair value of the Stock Units awarded to management of the Company on the date of grant was determined to be less than $3,000. The Company is required to record the impact of these Stock Units within its financial statements. The Stock Units are subject to various restrictions, including continuous employment over a four year period. Subsequent to the vesting period, any transfer or sale of the Stock Units is subject to the approval of the majority owners of CBD Media Holdings LLC. Management believes that the restrictions on liquidation and lack of voting rights make the Stock Units subordinate to the other classes of unit holders in CBD Media Holdings LLC. Therefore, this arrangement is consistent with the definition of junior stock and is accounted for on its measurement date in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 38—Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock. Compensation expense is not recorded until a measurement date is reached in accordance with FIN 38. A measurement date will be reached when the restrictions on the Stock Units are removed, generally upon a change in control of the Company or approval of the majority owners of CBD Media Holdings LLC. At the measurement date, the Company will recognize compensation expense equal to the fair value of the Stock Units on that date.

11. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003
Net revenue	$21,077	$21,940	$21,630	$21,638	$86,285
Cost of revenue	7,805	7,952	8,547	9,105	33,409
Amortization & depreciation	6,631	6,631	6,631	6,639	26,532
General & administrative expenses	622	502	1,687	938	3,749

Operating income	6,019	6,855	4,765	4,956	22,595
Other expenses	3,031	11,889	5,439	4,982	25,341

Net income (loss)	$2,988	$(5,034)	$(674)	$(26)	$(2,746)

2002
Net revenue	$4,905	$21,114	$20,758	$20,758	$67,535
Cost of revenue	1,848	8,245	7,819	8,187	26,099
Amortization & depreciation	2,277	6,833	6,833	6,834	22,777
General & administrative expenses	82	458	557	549	1,646

Operating income	698	5,578	5,549	5,188	17,013
Other expenses	975	3,221	2,989	3,198	10,383

Net income (loss)	$(277)	$2,357	$2,560	$1,990	$6,630

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and the

Shareowners of Broadwing Inc.:

We have audited the accompanying balance sheet of Cincinnati Bell Directory Inc. (the “Company”) (a wholly-owned subsidiary of Broadwing Inc.) as of March 7, 2002, and the related statements of income, changes in owner’s net investment and cash flows for the period from January 1, 2002 to March 7, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cincinnati Bell Directory Inc. as of March 7, 2002, and the results of its operations and its cash flows for the period from January 1, 2002 to March 7, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

May 9, 2003

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA LLC)

BALANCE SHEET

(Dollars in thousands)

March 7, 2002
ASSETS
Current Assets:
Accounts receivable (net of allowance of $2,279)	$5,902
Deferred directory costs	6,572
Prepaid expenses and other current assets	300
Deferred income tax benefit	257

Total current assets	13,031
Equipment and Leasehold Improvements (Net)	170

Total Assets	$13,201

LIABILITIES AND OWNER’S NET INVESTMENT
Current Liabilities:
Cash overdraft	$183
Accrued liabilities	1,416
Deferred revenue	3,558
Other current liabilities	1,030

Total current liabilities	6,187
Other Long-Term Liabilities	1,958
Commitments and Contingencies (Note 5)
Owner’s Net Investment	5,056

Total Liabilities and Owner’s Net Investment	$13,201

See notes to financial statements.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA LLC)

STATEMENT OF INCOME

(Dollars in thousands)

For the period from January 1, 2002 to March 7, 2002

Net Revenue	$14,269
Cost of Revenue	8,873
General and Administrative Expenses	419

Operating Income	4,977
Other Expenses—Net	12

Income Before Income Taxes	4,965
Provision for Income Taxes	1,954

Net Income	$3,011

See notes to financial statements.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA LLC)

STATEMENT OF CHANGES IN OWNER’S NET INVESTMENT

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

Owner’s Net Investment
Balance at January 1, 2002	$10,076
Net income	3,011
Transfers to owner—net	(8,031)

Balance at March 7, 2002	$5,056

See notes to financial statements.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA LLC)

STATEMENT OF CASH FLOWS

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

Cash Flows from Operating Activities:
Net income	$3,011
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation	24
Deferred income tax benefit	(166)
Changes in certain working capital accounts:
Accounts receivable	3,892
Prepaid expenses and other assets	870
Deferred directory costs	2,800
Other assets	915
Accrued liabilities	246
Deferred revenue	(1,756)
Other	(1,954)

Net cash provided by operating activities	7,882

Cash Flows from Financing Activities:
Cash overdraft	149
Transfers to owner–net	(8,031)

Net cash used in financing activities	(7,882)

Net Change in Cash and Cash Equivalents	—
Cash and Cash Equivalents:
Beginning of period	—

End of period	$—

See notes to financial statements.

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

1. Business Description

Nature of Business—Cincinnati Bell Directory Inc. (the “Company” or “Cincinnati Bell Directory”) is located in Cincinnati, Ohio. The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of a traditional printed directory, an internet based service known as “Cincinnati Exchange” and on CD-ROM. In addition to the Yellow Page Services, the Company also produces the Cincinnati Bell White Pages for its affiliated company, Cincinnati Bell Telephone.

Cincinnati Bell Directory is a wholly-owned subsidiary of Broadwing, Inc. (“Broadwing”) which is a publicly traded company.

2. Financial Statement Presentation

For the period from January 1, 2002 to March 7, 2002, Cincinnati Bell Directory’s financial statements reflect the results of operations, financial position, cash flows and changes in owner’s net investment as if Cincinnati Bell Directory were a separate entity for the period. The financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to Cincinnati Bell Directory.

Cincinnati Bell Directory’s financing requirements are primarily provided through cash generated from the Company’s operations. Cincinnati Bell Directory participates in Broadwing’s centralized cash management system to finance operations. Under this system all cash generated is transferred to Broadwing and then provided to Cincinnati Bell Directory as needed. Cincinnati Bell Directory’s statement of income does not include any significant interest expense or income relating to such cash activity. The net cash advances between Cincinnati Bell Directory and Broadwing are included in the balance sheet within the owner’s net investment. Cincinnati Bell Directory has not accumulated retained earnings as earnings are accumulated at the Broadwing level.

General corporate overhead costs related to Broadwing’s corporate headquarters and shared service functions are allocated to Cincinnati Bell Directory, to the extent such amounts are applicable to Cincinnati Bell Directory, primarily based on the ratio of anticipated support provided to Cincinnati Bell Directory as compared to other subsidiaries of Broadwing. The allocation is calculated as a function of revenue, payroll and property. The allocations are recorded in the period that they are incurred. Management believes these allocations are reasonable and comparable to the costs that would have been incurred if Cincinnati Bell Directory were a stand-alone entity. As a stand-alone entity, Cincinnati Bell Directory would need to begin using its own resources or purchasing services to perform these functions and would be fully responsible for the costs and expenses associated with the management of its business.

3. Summary of Significant Accounting Policies

Cash And Cash Equivalents—Cash equivalents are highly liquid investments with a maturity of 90 days or less when purchased. There were no cash equivalents at March 7, 2002 as Cincinnati Bell Directory participates in Broadwing’s centralized cash management system which requires all cash and cash equivalents be held at the Broadwing corporate level to maximize cash management.

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally one year. Primary direct costs include sales commissions paid to sales agents and printing and distribution costs associated with its directory publications.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (continued)

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

Equipment and Leasehold Improvements—Equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets. Amortization of leasehold improvements is provided on the straight-line basis over the lesser of the useful life or the lease term. Depreciation and amortization periods are as follows: computer equipment and software—3-5 years; furniture and fixtures—15 years; tools and equipment—7 years. When assets are retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from their respective accounts and any resulting gain or loss is recognized.

Income Taxes—Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Cincinnati Bell Directory’s operations are included in the combined U.S. federal and state income tax returns filed by Broadwing. During such time, income tax expense in Cincinnati Bell Directory’s financial statements was calculated as if Cincinnati Bell Directory had filed separate income tax returns. Allocations of current income taxes payable to Broadwing are considered to have been remitted, in cash, in the period the related income tax expense was recorded.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, and other accrued expenses approximate their fair values due to the short-term nature of these financial instruments.

Concentration of Credit Risks—Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral.

A roll forward of the allowance for sales adjustments for the period ended March 7, 2002 is as follows:

Balance, January 1, 2002	$1,777
Charged to expense	1,925
Write-offs	(1,423)

Balance, March 7, 2002	$2,279

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—Revenue is primarily the result of selling advertising that is subsequently placed in the Cincinnati Bell Yellow Pages. Revenues and expenses related to publishing directories are recognized using the “amortization method” under which revenues and expenses are recognized over the lives of the directories, generally twelve months.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (continued)

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $2,988 at March 7, 2002.

4. Equipment and Leasehold Improvements

Equipment and leasehold improvements at March 7, 2002 consisted of the following:

Computer equipment and software	$570
Furniture and fixtures	202
Leasehold improvements	21
Tools and equipment	17

Total	810
Less accumulated depreciation	(640)

Equipment and leasehold improvements—net	$170

5. Commitments and Contingencies

Operating Lease—The Company leases its facilities under noncancelable operating leases (the “facility leases”), with expected expirations between March 31, 2002 and September 30, 2003. Under the terms of these facilities leases, the Company is also responsible for maintenance and insurance. In addition to the minimum lease payments, the Company is responsible for contingent payments to cover its portion of the buildings’ operating expenses and utilities, based upon square feet occupied. In March 2002, the Company negotiated the termination of the leases. In connection with the termination of the leases the Company recorded a $125 charge in the period ended March 7, 2002.

Total rent expense for the period ended March 7, 2002 totaled $44 (excluding the $125 termination charge noted above).

6. Benefit Plans

Cincinnati Bell Directory employees are covered by Broadwing’s employee benefit plans including their defined benefit pension plans, their health care and group life insurance benefit plans, and their defined contribution plan. The pension benefit formula for the defined benefit plan is determined by a combination of compensation based credits and annual guaranteed interest credits. Funding for this plan is achieved through contributions to an irrevocable trust fund.

The health care and group life benefit plans are funded through Voluntary Employee Benefit Association trusts managed by Broadwing. It is Broadwing’s practice to fund amounts as deemed appropriate from time to time. Total expense for Cincinnati Bell Directory related to the health care and group life benefit plans for the period ended March 7, 2002 was $13.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (continued)

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

Cincinnati Bell Directory’s contributions to the defined contribution plan are based on matching a portion of the employee contributions or on a percentage of employee earnings or net income for the year. Total Cincinnati Bell Directory contributions to the defined contribution plan were $12 for the period ended March 7, 2002.

7. Stock-based Compensation

Cincinnati Bell Directory employees are also eligible for participation in Broadwing’s long term incentive plan. Under this plan, certain employees of Cincinnati Bell Directory are granted stock options in Broadwing common stock and other stock-based awards. Under this plan, options are granted with exercise prices that are not less than market value of the stock at the grant date. Generally, stock options have ten-year terms and vest over three to five years. Cincinnati Bell Directory incurred no compensation expense for these options during the year, as they follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for this plan.

Cincinnati Bell Directory follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” but applies APB Opinion 25 and related interpretations in accounting for its plans. If Cincinnati Bell Directory had elected to recognize compensation cost for the issuance of Broadwing options to employees based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS 123, net income for the period ended March 7, 2002 would have been impacted as follows:

Thousands of dollars except shares and per share amounts
Net income:
As reported	$3,011
Pro forma compensation expense—net of tax benefits	(17)

Total pro forma net income	$2,994

At December 31, 2001 and March 7, 2002, 94,720 Broadwing stock options were held by Cincinnati Bell Directory employees. The weighted average exercise price of the stock options was $19.59. During the period from January 1, 2002 to March 7, 2002 there were not any grants, forfeitures or exercises of Broadwing stock options held by Cincinnati Bell Directory employees.

At March 7, 2002, 48,765 of the Broadwing stock options held by Cincinnati Bell Directory employees were exercisable at the following amounts per share: $35.97 to $30.34 (9,688 shares), $27.78 to $20.16 (11,775 shares) and $16.75 to $9.65 (27,302 shares).

8. Related Party Transactions

Financing—Cincinnati Bell Directory participates in Broadwing’s centralized cash management system to finance operations. Cash deposits received by Cincinnati Bell Directory are transferred to Broadwing on a daily basis, and Broadwing funds Cincinnati Bell Directory’s disbursement bank accounts as required.

All related party transactions, including receivables and payables, are cleared through an intercompany account, which is ultimately settled at the Broadwing level as cash is managed centrally. No significant interest income or expense was derived from related party receivables or payables which flow through to Broadwing’s intercompany accounts.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (continued)

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

Related Party Allocations—The Company’s related party allocation expenses for the period ended March 7, 2002 are summarized below:

Allocations included in cost of revenue:
Royalty for Cincinnati Bell name	$2,823
Shared services allocations	298
Allocations included in general and administrative expenses:
Payroll allocations	265
Corporate allocations	45

Total allocations	$3,431

Cincinnati Bell Directory pays Broadwing a royalty fee of $15,000 each year for the use of the Cincinnati Bell name. The royalty payment is included in cost of revenue in the statement of income.

Also included in cost of revenue in Cincinnati Bell Directory’s statement of income are expenses for shared services provided by Cincinnati Bell Telephone, which is a separate, wholly-owned subsidiary of Broadwing. Cincinnati Bell Directory’s revenues from directory advertising are billed on its customers’ Cincinnati Bell Telephone local service bill. As such, Cincinnati Bell Telephone provides the following services on the behalf of Cincinnati Bell Directory: bill processing, bill rendering, cash collections and adjustment processing. Total fees charged to Cincinnati Bell Directory for these services were $298 for the period ended March 7, 2002.

Broadwing provides corporate tax, accounting, auditing and treasury services, corporate planning and financial analysis, rental of office space, corporate communications, corporate human resources support and corporate legal support. Broadwing bills all of its subsidiaries, including Cincinnati Bell Directory, for these services on a monthly basis. Total fees charged to Cincinnati Bell Directory were $45 for the period ended March 7, 2002.

On December 31, 2001, all Cincinnati Bell Directory employees were transferred to the Cincinnati Bell Telephone payroll. Liabilities relating to the employees, including accrued payroll, accrued bonuses and accrued compensated absences, were transferred to Cincinnati Bell Telephone in connection with the transfer of the employees. For the period from January 1, 2002 to March 7, 2002 Cincinnati Bell Telephone charged Cincinnati Bell Directory $265 for the allocation of payroll costs.

The expenses allocated to Cincinnati Bell Directory for the services noted above are not necessarily indicative of the expenses that would have been incurred if Cincinnati Bell Directory had been a separate, stand-alone entity.

Product Sales and Purchases—In the normal course of business, Cincinnati Bell Directory sells white page directories and advertising to other Broadwing affiliates. Cincinnati Bell Directory had revenues from sales to other Broadwing affiliates for the period ended March 7, 2002 of $540. Cincinnati Bell Directory does not have any material purchases from other Broadwing affiliates.

CINCINNATI BELL DIRECTORY INC.

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (continued)

For the period from January 1, 2002 to March 7, 2002

(Dollars in thousands)

9. Income Taxes

Provision for income taxes for the period ended March 7, 2002 consisted of:

Current provision:
U.S. Federal	$1,851
State and local—net of U.S. Federal tax benefit	269

Total current provision	2,120

Deferred benefit
U.S. Federal	(145)
State and local—net of U.S. Federal tax benefit	(21)

Total deferred benefit	(166)

Provision for income taxes	$1,954

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate:

Statutory U.S. Federal tax rate	35.00%
State and local taxes—net of U.S. Federal tax benefit	5.08%

Effective tax rate	40.08%

Deferred tax assets and liabilities as of March 7, 2002 consisted of the following:

Deferred tax assets:
Accrued state and local taxes	$297
New product reserve	196
Restructuring reserve	53

Total deferred tax assets	546

Deferred tax liabilities:
Bad debt reserve	284
Other	5

Total deferred tax liabilities	289

Net deferred tax assets	$257

10. Subsequent Event

On March 8, 2002, substantially all of the assets and liabilities of the Company were acquired by CBD Media LLC (a wholly-owned subsidiary of CBD Media Holdings, LLC) for approximately $343,434.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and the

Shareowners of Broadwing Inc.:

In our opinion, the accompanying statements of income and comprehensive income, of changes in owner’s net investment and of cash flows present fairly, in all material respects, the results of operations, changes in owner’s net investment and cash flows of Cincinnati Bell Directory for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSE COOPERS LLP

Cincinnati, Ohio

January 23, 2002

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands)

2001
Net Revenues	$80,224
Cost of Revenue	45,198
General and Administrative Expenses	2,119

Operating Income	32,907
Other Expenses, Net	62

Income Before Income Taxes	32,845
Provision for Income Taxes	13,433

Net Income	$19,412

Other Comprehensive Income	—

Comprehensive Income	$19,412

The accompanying notes are an integral part of these financial statements.

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

STATEMENT OF CHANGES IN OWNER’S NET INVESTMENT

(Dollar in thousands)

Owner’s Net Investment
January 1, 2001	$7,105
Net income	19,412
Transfers to owner, net	(16,441)

December 31, 2001	$10,076

The accompanying notes are an integral part of these financial statements.

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

STATEMENT OF CASH FLOWS

(Dollars in thousands)

2001
Cash flows from Operating Activities:
Net Income	$19,412
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	132
Provision for bad debts	2,932
Deferred income tax (benefit) expense	(770)
Changes in operating assets and liabilities:
Accounts receivable	(4,623)
Deferred directory costs	(474)
Prepaid expenses and other current assets	(719)
Other assets	(915)
Accrued liabilities	(437)
Deferred revenue	(259)
Other current liabilities	764
Other liabilities	1,847

Cash Flows Provided by Operating Activities	16,890

Cash Flows from Investing Activities:
Capital Expenditures	—

Cash Flows Used in Investing Activities	—

Cash Flows from Financing Activities:
Cash Overdraft	(449)
Transfers to Owner, Net	(16,441)

Cash Flows Used in Financing Activities	(16,890)

Decrease in Cash and Cash Equivalents	—
Beginning Cash and Cash Equivalents	—

Ending Cash and Cash Equivalents	$—

The accompanying notes are an integral part of these financial statements.

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS

(Dollars in thousands)

1. Business Description and Liquidity

Business Description

Cincinnati Bell Directory (the “Company”) operates in Cincinnati, Ohio and publishes yellow pages directories and sells directory advertising and information services in the Greater Cincinnati area. These services are available to the customer in the form of a traditional printed directory, an internet-based service known as “Cincinnati Exchange” and on CD-Rom. In addition to the Yellow Page Services, the Company also produces the Cincinnati Bell White Pages for its affiliated company, Cincinnati Bell Telephone.

Cincinnati Bell Directory is a wholly owned subsidiary of Broadwing Inc. (“Broadwing”) which is a publicly-traded company.

2. Financial Statement Presentation

For the year ended December 31, 2001, Cincinnati Bell Directory’s financial statements reflect the results of operations, cash flows and changes in owner’s net investment as if Cincinnati Bell Directory were a separate entity for this period. The financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to Cincinnati Bell Directory.

Cincinnati Bell Directory’s financing requirements are primarily provided through cash generated from the Company’s operations. Cincinnati Bell Directory participates in Broadwing’s centralized cash management system to finance operations. Under this system all cash generated is transferred to Broadwing and then provided to Cincinnati Bell Directory as needed. Cincinnati Bell Directory’s statement of income does not include any significant interest expense or income relating to such cash activity.

General corporate overhead costs related to Broadwing’s corporate headquarters and shared service functions are allocated to Cincinnati Bell Directory, to the extent such amounts are applicable to Cincinnati Bell Directory, primarily based on the ratio of anticipated support provided to Cincinnati Bell Directory as compared to other subsidiaries of Broadwing. The allocation is calculated as a function of revenue, payroll and property. The allocations are recorded in the period that they are incurred. Management believes these allocations are reasonable. As a stand-alone entity, Cincinnati Bell Directory would need to begin using its own resources or purchasing services to perform these functions and would be fully responsible for the costs and expenses associated with the management of its business.

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

3. Accounting Policies

The following is a summary of significant accounting policies:

Income Taxes

Cincinnati Bell Directory’s operations are included in the combined U.S. federal and state income tax returns filed by Broadwing. During such time, income tax expense in Cincinnati Bell Directory’s financial statements was calculated as if Cincinnati Bell Directory had filed separate income tax returns. Allocations of current income taxes payable to Broadwing are considered to have been remitted, in cash, in the period the related income tax expense was recorded.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is primarily the result of selling advertising that is subsequently placed in the Cincinnati Bell Yellow Pages. Revenues and expenses related to publishing directories is recognized using the “amortization method” under which revenues and expenses are recognized over the lives of the directories, generally twelve months.

Advertising

Costs related to advertising are expensed as incurred and totaled $331 for the year ended December 31, 2001.

Other Comprehensive Income

The Company did not have any items impacting other comprehensive income for the year ended December 31, 2001.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000 and its adoption on January 1, 2001 did not have an effect on the Company’s results of operations or its financial position because the Company does not currently hold any derivative instruments.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142” ). SFAS 141, which supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, requires that all business combinations entered into after the effective date of July 1, 2001 to be accounted for by the purchase method, defines criteria for recognition of intangible assets apart from goodwill, and further defines disclosure requirements for business combinations. The Company does not expect this standard to have a significant impact on its financial position, results of operations and cash flows.

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

SFAS 142, which replaces APB Opinion No. 17, “Intangible Assets”, defines new accounting treatment for goodwill and other intangible assets. This standard eliminates the amortization of goodwill and other intangible assets that have indefinite lives, establishes a requirement that goodwill and intangible assets with indefinite lives be tested annually for impairment, provides specific guidance on the process for this testing at the reporting unit level and requires disclosures of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. SFAS 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the new provisions. The Company does not expect this standard to have a significant impact on its financial position, results of operations and cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed of” (“SFAS 121”) and amends APB Opinion No. 30,

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

“Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business” (“APB 30”). This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. It eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect this standard to have a significant impact on its financial position, results of operations and cash flows.

4. Restructuring Charges 2001 Restructuring Plan

2001 Restructuring Plan

In February 2001, Broadwing Inc. initiated a reorganization of the activities of several of its Cincinnati-based subsidiaries, including Cincinnati Bell Directory. Total restructuring costs for Cincinnati Bell Directory of $355 were recorded in February and consisted of $320 related to lease terminations and $35 related to involuntary employee separation benefits (including severance, medical insurance and other benefits) for one employee. The severance payments were paid out in May 2001. The lease terminations are expected to be complete by September 30, 2003. Total cash outlays were $183 through December 31, 2001. The following table illustrates the activity in this reserve since February 2001.

Type of costs:	Initial Charge	Cash Outlays	Adjustments	Balance December 31, 2001
Employee separations	$35	$(35)	$—	$—
Terminate contractual obligations	320	(148)	—	172

Total	$355	$(183)	$—	$172

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

5. Commitments and Contingencies

Operating Lease

The Company leases its facilities under noncancelable operating leases (the “facility leases”) expiring between March 31, 2002 and September 30, 2003. Under the terms of these facilities leases, the Company is also responsible for maintenance and insurance. In addition to the minimum lease payments described below, the Company is responsible for contingent payments to cover its portion of the buildings’ operating expenses and utilities, based upon square feet occupied.

Future minimum lease payments required under the facility leases are as follows:

Years Ending December 31,
2002	$104
2003	67

$171

Total rent expense for the year ended December 31, 2001 totaled $252. The escalating minimum payments under the facility leases are charged to expense ratably over the lease periods.

6. Benefit Plans

Cincinnati Bell Directory employees are covered by Broadwing’s employment benefit plans including their defined benefit pension plans, their health care and group life insurance benefit plans, and their defined contribution plan. The pension benefit formula for the defined benefit plan is determined by a combination of compensation based credits and annual guaranteed interest credits. Funding for this plan is achieved through contributions to an irrevocable trust fund.

The health care and group life benefit plans are funded through Voluntary Employee Benefit Association trusts managed by Broadwing. It is Broadwing’s practice to fund amounts as deemed appropriate from time to time. Total expenses for Cincinnati Bell Directory related to the health care and group life benefit plans for the year ended December 31, 2001 were $87.

Cincinnati Bell Directory’s contributions to the defined contribution plan are based on matching a portion of the employee contributions or on a percentage of employee earnings or net income for the year. Total Cincinnati Bell Directory contributions to the defined contribution plan were $31 for the year ended December 31, 2001.

7. Stock Based Compensation

Cincinnati Bell Directory employees are also eligible for participation in Broadwing’s long term incentive plan. Under this plan, certain employees of Cincinnati Bell Directory are granted stock options in Broadwing common stock and other stock based awards. Under this plan, options are granted with exercise prices that are not less than market value of the stock at the grant date. Generally, stock options have ten-year terms and vest over three to five years. Cincinnati Bell Directory incurred no compensation expense for these options during the year, as they follow Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for this plan.

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Cincinnati Bell Directory follows the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation,” but applies APB Opinion 25 and related interpretations in accounting for its plans. If Cincinnati Bell Directory had elected to recognize compensation cost for the issuance of Broadwing options to employees based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS 123, net income would have been impacted as follows:

2001
Thousands of dollars except shares and per share amounts
Net income
As reported	$19,412
Pro forma compensation expense, net of tax benefits	(92)

Total pro forma net income	$19,320

The weighted average fair values at the date of grant for Broadwing options granted to Cincinnati Bell Directory employees during 2001 were $6.84. Such amount was estimated using the Black-Scholes option pricing model with the following weighted average assumptions.

2001
Expected dividend yield	—
Expected volatility	61.4%
Risk-free interest rate	4.1%
Expected holding period—years	3

Presented below is a summary of the status of outstanding Broadwing stock options issued to Cincinnati Bell Directory employees:

	Shares	Weighted Average Exercise Price
Broadwing options held by employees at January 1, 2001	49,675	22.77

Granted to employees	45,545	15.47
Exercised	—	—
Forfeited/expired	(500)	16.75

Broadwing options held by employees at December 31, 2001	94,720	$19.59

At December 31, 2001, 48,765 options were exercisable. Outstanding stock options at December 31, 2001, once vested, are exercisable at the following amounts per share: $35.97 to $30.34 (9,688 shares), $27.78 to $20.16 (11,775 shares) and $16.75 to $9.65 (27,302 shares).

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

8. Related Party Transactions

Financing

Cincinnati Bell Directory participates in Broadwing’s centralized cash management system to finance operations. Cash deposits received by Cincinnati Bell Directory are transferred to Broadwing on a daily basis, and Broadwing funds Cincinnati Bell Directory disbursement bank accounts as required.

All related party transactions are cleared through an intercompany account, which is ultimately settled at the Broadwing level as cash is managed centrally. No significant interest income or expense was derived from related party receivables or payables which flow through to Broadwing’s intercompany accounts.

Related Party Allocations

The Company’s related party allocation expenses are summarized below:

2001
Allocations included in cost of revenue:
Royalty for Cincinnati Bell name	$15,000
Shared services allocations	1,766
Allocations included in general and administrative expenses:
Corporate allocations	344

Total allocations	$17,110

Cincinnati Bell Directory pays Broadwing Inc. a royalty fee of $15,000 each year for the use of the Cincinnati Bell name. The royalty payment is included in cost of revenue on the statement of income.

Also included in cost of revenue of Cincinnati Bell Directory’s statement of income are expenses for shared services provided by Cincinnati Bell Telephone, which is a separate, wholly-owned subsidiary of Broadwing. Cincinnati Bell Directory’s revenues from directory advertising are billed on its customers’ Cincinnati Bell Telephone local service bill. As such, Cincinnati Bell Telephone provides the following services on the behalf of Cincinnati Bell Directory: bill processing, bill rendering, cash collections and adjustment processing. Total fees charged to Cincinnati Bell Directory for these services were $1,766 for the year ended December 31, 2001.

Broadwing Inc. provides corporate tax, accounting, auditing and treasury services, corporate planning and financial analysis, rental of office space, corporate communications, corporate human resources support and corporate legal support. Broadwing Inc. bills all of its subsidiaries, including Cincinnati Bell Directory, for these services on a monthly basis. Total fees charged to Cincinnati Bell Directory were $344 for the year ended December 31, 2001.

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

Employees

On December 31, 2001, all Cincinnati Bell Directory employees were transferred to the Cincinnati Bell Telephone payroll.

The expenses allocated to Cincinnati Bell Directory for the services noted above are not necessarily indicative of the expenses that would have been incurred if Cincinnati Bell Directory had been a separate, stand-alone entity.

Product Sales and Purchases

In the normal course of business, Cincinnati Bell Directory sells white page directories and advertising to other Broadwing affiliates. Cincinnati Bell Directory had revenues from sales to other Broadwing affiliates for year ended December 31, 2001 of $385. Cincinnati Bell Directory does not have any material purchases from other Broadwing affiliates.

9. Income Taxes

Provision for income taxes consisted of:

2001
Current provision
U.S. Federal	$12,195
State and local, net of U.S. Federal tax benefit	2,008

Total current provision	14,203
Deferred (benefit) provision
U.S. Federal	(696)
State and local, net of U.S. Federal tax benefit	(74)

Total deferred (benefit) provision	(770)

Provision for income taxes	$13,433

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate:

2001
Statutory Federal tax rate	35.0%
State and local taxes, net of U.S. Federal tax benefit	5.9%

Effective tax rate	40.9%

CINCINNATI BELL DIRECTORY

(PREDECESSOR TO CBD MEDIA LLC)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)

10. Industry Segment

Cincinnati Bell Directory operates in one industry segment, the publishing of yellow pages directories and sale of directory advertising and information services in the Greater Cincinnati area.