Form 10-Q
period 2004-03-31
CBD MEDIA LLC
filed 2004-05-13
CIK 1253808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-107219

CBD Media LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	02-0553288
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

312 Plum Street, Suite 900
Cincinnati, OH	45202
(Address of Principal Executive Offices)	(Zip Code)

(513) 397-6794

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004, DECEMBER 31, 2003 AND MARCH 31, 2003

(Dollars in Thousands)

	March 31, 2004 (Unaudited)	December 31, 2003	March 31, 2003 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,777	$22,466	$33,955
Accounts receivable (net of allowance of $3,274, $4,875 and $2,852 at March 31, 2004, December 31, 2003 and March 31, 2003 respectively)	6,070	7,020	6,418
Deferred directory costs	13,273	10,922	6,268
Prepaid expenses and other current assets	457	547	398
Related party receivable	1,263	1,000	214

Total current assets	36,840	41,955	47,253
PROPERTY AND EQUIPMENT (NET)	67	75	56
DEBT ISSUANCE COSTS (net of accumulated amortization of $1,167, $806 and $1,176 at March 31, 2004, December 31, 2003 and March 31, 2003, respectively)	9,483	9,244	5,066
GOODWILL	28,299	28,299	28,299
INTANGIBLE ASSETS (NET)	254,479	260,921	280,803

TOTAL ASSETS	$329,168	$340,494	$361,477

LIABILITIES AND MEMBER’S CAPITAL
CURRENT LIABILITIES:
Current portion of long-term debt		$1,000	$25,200
Accounts payable	$408	1,045	493
Accrued liabilities	8,648	6,878	4,245
Deferred revenue	3,086	5,472	2,756
Other current liabilities	634	659	659
Related party payable	686	190	202

Total current liabilities	13,462	15,244	33,555

LONG-TERM DEBT (NET OF CURRENT PORTION)	297,000	307,600	176,900

INTEREST RATE SWAP			1,099

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	1,959	2,093	2,441

MEMBER’S CAPITAL:
Contributed capital	11,673	11,673	138,963
Retained earnings	5,074	3,884	9,618
Accumulated other comprehensive loss			(1,099)

Total member’s capital	16,747	15,557	147,482

TOTAL LIABILITIES AND MEMBER’S CAPITAL	$329,168	$340,494	$361,477

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in Thousands)

	2004	2003
NET REVENUE	$21,748	$21,077

COST OF REVENUE	7,930	7,805
AMORTIZATION AND DEPRECIATION	6,449	6,631
GENERAL AND ADMINISTRATIVE EXPENSES	1,131	622

OPERATING INCOME	6,238	6,019
OTHER EXPENSES:
Interest expense	5,071	3,122
Interest income	(23)	(91)

Total other expenses	5,048	3,031

NET INCOME	1,190	2,988
OTHER COMPREHENSIVE INCOME (LOSS)
Interest rate swap		(20)

TOTAL COMPREHENSIVE INCOME	$1,190	$2,968

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in Thousands)

	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Member’s Capital
BALANCE AT DECEMBER 31, 2002	$138,963	$6,630		$(1,079)	$144,514
NET INCOME		2,988			2,988
OTHER COMPREHENSIVE LOSS —INTEREST RATE SWAP				(20)	(20)

BALANCE AT MARCH 31, 2003	$138,963	$9,618		$(1,099)	$147,482

BALANCE AT DECEMBER 31, 2003	11,673	3,884			15,557
NET INCOME		1,190			1,190

BALANCE AT MARCH 31, 2004	$11,673	$5,074	$		$16,747

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in Thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,190	$2,988
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	6,449	6,631
Changes in certain working capital accounts:
Accounts receivable	688	732
Prepaid expenses and other assets	451	634
Deferred directory costs	(2,351)	4,178
Accounts payable	(637)	(288)
Accrued liabilities	2,266	(3,865)
Deferred revenue	(2,386)	(2,506)
Other	(159)	150

Net cash provided by operating activities	5,511	8,654
CASH FLOWS FROM INVESTING ACTIVITIES-
Capital expenditures	—	(12)

Net cash used in investing activities	—	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(11,600)	(7,900)
Debt issuance costs	(600)	—

Net cash used in financing activities	(12,200)	(7,900)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,689)	742
CASH AND CASH EQUIVALENTS:
Beginning of period	22,466	33,213

End of period	$15,777	$33,955

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,797	$2,833

Cash paid for income taxes	$1	$14

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in Thousands)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—CBD Media LLC (the “Company”) is located in Cincinnati, Ohio. The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of a traditional printed directory, an internet directory website cincinnatibellyellowpages.com and an electronic directory on CD-ROM. The Company, which is incorporated in Delaware and has 1000 member units, is a wholly-owned subsidiary of CBD Media Holdings LLC.

On May 21, 2003, the Company formed a wholly-owned finance subsidiary, CBD Finance, Inc. (“CBD Finance”), which is incorporated in the state of Delaware. CBD Finance recently co-issued senior subordinated notes, joint and severally, with the Company. Separate financial statements for CBD Finance are not provided because CBD Finance does not have independent assets or operations from the Company.

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

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 2003 included in these condensed consolidated financial statements has been derived from audited consolidated financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

Results of operations are not necessarily indicative of the results that may be expected for future interim periods or for the full year.

Cash and Cash Equivalents—Cash and cash equivalents represent cash on hand and demand deposits with banks and short-term, highly liquid investments.

Property and Equipment—Depreciation is computed using the straight-line method over estimated useful lives ranging from three to five years.

Goodwill and Intangible Assets—At inception the Company adopted Financial Accounting Standard No. (“FAS”) 142—”Goodwill and Other Intangible Assets.” Recorded goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually in the fourth quarter. Other intangible assets are reviewed for impairment in accordance with FAS 144—”Accounting for the Impairment or Disposal of Long-Lived Assets.” All other intangible assets except for advertiser related assets are amortized using the straight-line amortization method. Advertiser related assets are amortized using an accelerated amortization method that matches the expected benefit derived from the advertisers. The accelerated amortization method used is a method that allocates amortization expense in proportion to each year’s expected revenues to the total expected revenues over the thirty year life of the Company’s advertisers. Based on the Company’s experience, advertiser attrition is more rapid in the earlier years of the life of the Company’s advertisers. The attrition experience results in an expected revenue stream where approximately 75% of the total revenues derived from advertisers occurs in the first ten years of the life of the advertisers. Approximately 20% of the expected revenues occurs in the second ten years with the remaining 5% in the final ten years. A thirty year life was established for the advertiser related assets because the Company’s historical experience shows that some advertisers continue to use the Company’s service for periods of up to thirty years. A summary of intangible assets is as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount March 31, 2003	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(7,092)	(16,683)	(22)	(5,600)	(29,397)

Net amount at March 31, 2003	44,908	$137,317	$178	$98,400	$280,803

Carrying amount December 31, 2003	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(11,509)	(28,233)	(37)	(9,500)	(49,279)

Net amount at December 31, 2003	$40,491	$125,767	$163	$94,500	$260,921

Carrying amount March 31, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(12,796)	(32,083)	(42)	(10,800)	(55,721)

Net amount at March 31, 2004	$39,204	$121,917	$158	$93,200	$254,479

Amortization of identifiable intangible assets for the next five years as of March 31, 2004 is as follows:

Period ending March 31:
2005	$25,607
2006	24,982
2007	24,438
2008	23,963
2009	23,546

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method. On June 13, 2003, the Company successfully completed a recapitalization, in which the existing credit facility was terminated and the Company entered into a new $165,000 senior credit facility, and issued and sold $150,000 of 8 5/8% senior subordinated notes. The Company incurred debt issuance costs of approximately $10,050 related to the recapitalization. Existing debt issuance costs related to the Term A and Term B loans of approximately $6,242 (and accumulated amortization of approximately $1,357) were written off and charged to interest expense in conjunction with the termination of such debt in June 2003. In February 2004, the Company refinanced the tranche B term loan of its new senior credit facility to adjust its interest rate, maturity date and eliminate the annual principal reduction requirement. In connection with the refinancing the Company capitalized financing fees of approximately $600. Amortization of approximately $361 and $271 has been charged to interest expense for the three months ended March 31, 2004 and 2003.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $2,593, $2,752 and $3,100 at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values due to the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, including current maturities, is estimated using discounted cash flow analyses, based on the incremental borrowing rates currently available to the Company for similar debt with similar terms and maturity.

Concentration of Credit Risks—Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by its customers and, accordingly, does not require collateral.

Revenue Recognition—Revenue is primarily the result of selling advertising that is subsequently placed in the Cincinnati Bell Yellow Pages. Revenues related to publishing directories are recognized using the “amortization method” under which revenues are recognized over the lives of the directories, generally twelve months. Deferred revenue relates to the sale of advertising to national advertisers which is billed in advance and recognized over the lives of the directories. Net revenue includes estimated sales adjustments for losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. The estimated sales adjustments are determined based on our historical experience, our current knowledge of customers with disconnected phone service, and customer complaints received.

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses. State and city taxes resulted in expense of approximately $13 and $40 for the three months ended March 31, 2004 and 2003, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. LONG-TERM DEBT

Long-term debt at March 31, 2004, December 31, 2003 and March 31, 2003, consisted of the following:

	March 31, 2004	December 31, 2003	March 31, 2003
Term Loan A, payable to a consortium of banks, with interest of 4.56% at March 31, 2003. Due in installments through December 31, 2007			$47,500
Term Loan B, payable to a consortium of banks, with interest of 4.56% at March 31, 2003. Due in installments through December 31, 2008			154,600
8 5/8% Senior Subordinated Notes due 2011	$150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 3.35% and 4.38% at March 31, 2004 and December 31, 2003, respectively. Due on December 31, 2009	147,000	158,600

Total	297,000	308,600	202,100

Less current maturities		1,000	25,200

Total	$297,000	$307,600	$176,900

On June 13, 2003, the Company successfully completed a recapitalization, in which the existing credit facility was terminated and the Company entered into a new $165,000 senior credit facility, and issued and sold $150,000 of 8 5/8% senior subordinated notes due 2011. Net of fees and expenses, the note issuance generated cash proceeds of $141,442. These proceeds, along with the proceeds from a new senior credit facility with a tranche B term loan of $160,000, and cash on hand were used to retire the existing $50,000 Term Loan A and the $160,000 Term Loan B. As part of the recapitalization, the Company made distributions of $128,300 to its member. Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

On June 13, 2003, the Company also entered into a revolving line of credit as part of the same senior credit facility as the $160,000 tranche B term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins. This line of credit replaced the existing line of credit, under which the Company could borrow up to $10,000 at the bank’s prime rate plus 2.25% or the LIBOR rate plus 3.25%. There were no borrowings outstanding on the revolving lines of credit at March 31, 2004, December 31, 2003 or March 31, 2003.

In February 2004, the Company refinanced its $165,000 senior credit facility with a $155,000 senior credit facility. The new senior credit facility consists of a revolving credit facility and a tranche C term loan facility. The revolving credit facility provides for loans in a total principal amount of up to $5,000 with interest at the bank’s prime rate or LIBOR, plus applicable margins. The tranche C term loan consists of a $150,000 term loan with interest at the bank’s prime rate plus 1.25% or LIBOR plus 2.25%. The refinancing eliminated the annual principal reduction requirement that had existed under the tranche B term loan.

The fair value of the Company’s debt obligations was approximately $310,500 as of March 31, 2004.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s bylaws, articles of incorporation or any provision of any material contract. Other restrictive covenants include leverage restrictions, interest coverage, and fixed charge coverage. At March 31, 2004 and 2003, the Company was in compliance with all restrictive covenants.

In conjunction with the previous credit facility, the Company entered into an interest rate swap agreement on October 4, 2002 that effectively converted a portion of the interest on the Term A and B loans to a fixed rate of 6.17%. In accordance with FAS 133—“Accounting for Derivative Instruments and Hedging Activities,” the Company has classified this interest rate swap agreement as a cash flow hedge. On June 18, 2003, in conjunction with the recapitalization, the Company paid approximately $2,900 to terminate this interest rate swap agreement.

3. RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Telephone, a member of CBD Media Holdings LLC, provide the Company with billing, collection and distribution services. Total fees for such services were $215 and $270 for the three months ended March 31, 2004 and 2003, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising, printing and distribution services. Total fees for such services were $129 and $133 for the three months ended March 31, 2004 and 2003, respectively.

Entities affiliated with CBD Media Holdings LLC provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $500 and $125 for the three months ended March 31, 2004 and 2003, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CBD Media LLC Overview

We are the twelfth largest directory publisher in the United States, based on 2003 revenue, and are the exclusive directory publisher for Cincinnati Bell branded yellow pages. We service the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census. In 2003, we published fourteen yellow pages directories and distributed over 2.3 million yellow pages directories to businesses and residences. We also offer integrated internet-based directory services to our consumers through the cincinnatibellyellowpages.com web site. In addition, we publish the white pages for Cincinnati Bell Telephone, the incumbent local exchange carrier in the Cincinnati-Hamilton metropolitan area for over 100 years, for whom we distributed over 1.1 million copies in 2003. We generate our revenue primarily through the sale of advertising, and in 2003 had more than 19,000 local advertising customers consisting primarily of small and medium-sized businesses, as well as approximately 1,100 national advertisers.

We acquired our directory publishing business in March 2002 from Cincinnati Bell Inc., the owner and operator of Cincinnati Bell Telephone. The acquisition has been accounted for under the purchase method of accounting. Our acquisition of the assets and certain liabilities of the directory publishing business from Cincinnati Bell Inc. is referred to herein as the “acquisition.”

We completed a recapitalization in June of 2003, which consisted of the following transactions:

•	On June 13, 2003, we entered into a new senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million, including a tranche B term loan facility of $160.0 million and a revolving credit facility providing for borrowings of up to $5.0 million;

•	On June 13, 2003, we issued $150.0 million of 8 5/8% senior subordinated notes due 2011;

•	On June 13, 2003, we repaid all of the outstanding borrowings under our former credit facility and terminated that facility;

•	On June 16, 2003, we paid approximately $2.9 million to terminate an interest rate swap related to our former credit facility; and

•	We have made aggregate distributions to our sole equityholder, CBD Holdings, of approximately $128.3 million.

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

As used herein, unless the context otherwise requires, “CBD Media,” “we,” “us,” “our” or other similar terms refers to the business of CBD Media LLC and “CBD Holdings” refers to CBD Media Holdings LLC, the parent of CBD Media LLC.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The application of these principles requires that in some instances we make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgments. On an ongoing basis, we review the basis for our estimates and will make adjustments based on current and anticipated economic conditions, accepted actuarial valuation methodologies or other factors that we consider to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

Cost of revenue. Direct costs related to the publication of print directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee costs relating to each of the foregoing are recognized ratably over the life of each directory under the deferral and amortization method, with cost recognition commencing in the month of delivery. In addition, costs associated with advertising and electronic directories are captured in this category.

Allowance for sales adjustments. Adjustments to revenue are primarily for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. They are accrued over the time period for which the associated revenues are billed.

Vendor incentives. We have long-term contracts with various vendors under which the vendors pay cash incentives to us for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of revenue over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities.

Goodwill and other intangible assets. Recorded goodwill is not amortized, but is tested for impairment annually in the fourth quarter. All other finite lived intangible assets are amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144.

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, issued statements No. 145, “Rescission of No. 4, 44 and 64, Amendment of No. 13 and Technical Corrections” and No. 146, “Accounting of Costs Associated with Exit or Disposal Activities.” The FASB also issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements of for Guarantors, Including Indirect Guarantees of Indebtedness of Others” and Interpretation No. 46, “Consolidation of Variable Interest Entities.” The adoption of these pronouncements had no impact on our financial statements.

The FASB issued statements No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” We are currently evaluating the impact these pronouncements will have on our financial statements.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2004 and 2003.

Net Revenue. Net revenue for the three months ended March 31, 2004 was $21.7 million, consisting of $17.6 million in local advertising, $3.2 million in national advertising and $0.9 million in internet advertising. Net revenue for the three months ended March 31, 2003 was $21.1 million, consisting of $17.2 million in local advertising, $3.1 million in national advertising and $0.8 million in internet advertising. The difference is primarily related to the increase in local and internet revenue from the directories published in June 2003.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $0.9 million for the three months ended March 31, 2004 and 2003. Adjustments as a percentage of total revenue were 4.0% for the three months ended March 31, 2004 and 2003.

Cost of Revenue. Cost of revenue was $7.9 million and $7.8 million for the three months ended March 31, 2004 and 2003, respectively. The difference primarily is related to the increase in commissions due to the increase in revenue. Cost of revenue represented 36.4% and 37.0% of net revenue for the three months ended March 31, 2004 and 2003, respectively.

General and Administrative Expense. General and administrative expense was $1.1 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively. The difference is primarily related to the increase in related party management fees of $0.4 million.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.4 million and $6.6 million for the three months ended March 31, 2004 and 2003, respectively. The difference primarily is related to the accelerated amortization method that is used for advertiser related intangible assets.

Interest Expense. Interest expense was $5.1 million and $3.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase is primarily related to the increase in outstanding borrowings as a result of the recapitalization, which occurred on June 13, 2003.

Net Income. Net income was $1.2 million for the three months ended March 31, 2004 and $3.0 million for the same period in 2003. The decrease is primarily related to the increase in interest expense and an increase in the management fee.

Liquidity and Capital Resources

Our principal source of liquidity has been cash flow generated from operations. Our business has the ability to generate strong cash flows due to the combination of consistent revenues, favorable operating margins, high collection rates, low capital expenditures and minimal working capital requirements, limited corporate overhead and anticipated tax distribution obligation. The timing of our cash flows throughout the year is also reasonably predictable, as our customers typically pay for their advertisements in equal payments over a twelve-month period. Our primary liquidity requirements have been for debt service on our existing credit facility and for working capital needs. We have historically generated sufficient cash flow to fund our operations, capital expenditures and to make required debt service payments. With the historical need for limited capital expenditures and working capital requirements, we will be able to utilize the majority of our resulting operating cash flow for servicing all of our debt obligations in a timely manner.

Net cash provided by operations for the three months ended March 31, 2004, was $5.5 million as compared to $8.7 million for the same period in 2003. The changes were primarily impacted by the changes in net income and the paying of CBD’s June printing costs in March rather than in April as in 2003.

Net cash used in financing activities for the three months ended March 31, 2004, was $12.2 million as compared to $7.9 million for the same period in 2003. The net cash used in financing activities was primarily the result of the debt repayment in both periods.

Net cash used in investing activities for the three months ended March 31, 2004 and 2003 was not significant.

In February 2004, CBD refinanced its $165 million senior credit facility with a $155 million senior credit facility. Our new senior credit facility consists of a revolving credit facility and a tranche C term loan facility. The revolving credit facility provides for loans in a total principal amount of up to $5.0 million, which, as permitted, may be used for general corporate purposes. The tranche C term loan facility consists of a $150 million term loan.

Our new senior credit facility bears interest at a variable rate. In addition to paying interest on outstanding principal amounts under our new senior credit facility, we are required to pay a commitment fee to the lenders for the unused commitments under the revolving credit facility.

Our new revolving credit facility will mature in June 2009. The tranche C term loan of the new senior credit facility matures in December, 2009.

Our new senior credit facility contains negative and affirmative covenants and requirements affecting us and domestic subsidiaries that we create or acquire, with exceptions set forth in our credit agreement. Our new senior credit facility contains the following negative covenants and restrictions, among others: restrictions on liens, real estate purchases and sales, sale-leaseback transactions, indebtedness, dividends and other restricted payments, guarantees, redemptions, liquidations, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, formation of new subsidiaries, changes in fiscal year, transactions with affiliates, capital expenditures, amendments to charter, by-laws and other material documents, hedging agreements and intercompany indebtedness. Our new senior credit facility also requires us, and will require our future subsidiaries, with exceptions set forth in our credit agreement, to meet financial covenants and ratios specified therein, including a maximum leverage ratio, a maximum senior leverage ratio, an interest coverage ratio, a capital expenditures covenant and a fixed charge coverage ratio. At March 31, 2004, we were in compliance with the restrictive covenants.

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

In connection with the recapitalization, we paid a breakage fee on June 16, 2003 of approximately $2.9 million to cancel a fixed interest rate swap agreement related to our former credit facility.

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

As of March 31, 2004, we had outstanding $297.0 million in aggregate indebtedness, excluding unused commitments, with an additional $5.0 million of borrowing capacity available under our new credit facility. Our interest expense for the three months ended March 31, 2004 was $5.1 million as compared to $3.1 million for the same period in 2003.

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

Forward-Looking Statements

In this periodic report on Form 10-Q, we make some forward-looking statements, which are subject to uncertainties. These statements are included throughout this report on Form 10-Q and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	national and local economic and business conditions that affect advertising expenditures by businesses and individuals as well as consumer trends in the usage of our principal product;

•	our ability to maintain relationships with third-party service providers;

•	the effect of competition in local telephone service on Cincinnati Bell Telephone’s current dominant position in the local market;

•	our relationship with Cincinnati Bell Telephone;

•	fluctuations in the price of paper;

•	the retention of key employees;

•	changes in taxes and government regulations that influence local phone service;

•	our degree of leverage, which may affect our ability to obtain financing in the future;

•	the reduction in our operating flexibility resulting from restrictive covenants in our debt agreements, including the risk of default that could occur;

•	the effects of tax legislative action;

•	the effect of any rating agency downgrades on the cost and availability of new debt financings; and

•	our relationship with our principal stockholders.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this periodic report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of March 31, 2004, approximately 51% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. The fair value of our fixed rate debt as of March 31, 2004 was $163.5 million. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.5 million.

Item 4.    Controls and Procedures.

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

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings.

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

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

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

(b) Reports on Form 8-K filed during the quarter ended March 31, 2004.

The Company did not file any 8-Ks during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBD MEDIA LLC

Date: May 13, 2004	By:	/s/ John P. Schwing

	Name:	John P. Schwing
	Title:	Vice President of Finance and Administration and Chief Financial Officer