Form 10-Q
period 2004-06-30
CBD MEDIA LLC
filed 2004-08-06
CIK 1253808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004, DECEMBER 31, 2003 AND JUNE 30, 2003

(Dollars in Thousands)

	June 30, 2004 (Unaudited)	December 31, 2003	June 30, 2003 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,030	$22,466	$17,258
Accounts receivable (net of allowance of $3,881, $4,875 and $3,077 at June 30, 2004, December 31, 2003 and June 30, 2003, respectively)	15,383	7,020	15,006
Deferred directory costs	13,680	10,922	13,924
Prepaid expenses and other current assets	863	547	535
Related party receivable	993	1,000	4,662

Total current assets	46,949	41,955	51,385

PROPERTY AND EQUIPMENT (NET)	60	75	53

DEBT ISSUANCE COSTS (net of accumulated amortization of $1,557, $806 and $120 at June 30, 2004, December 31, 2003 and June 30, 2003, respectively)	9,093	9,244	10,288

GOODWILL	28,299	28,299	28,299

INTANGIBLE ASSETS (NET)	248,037	260,921	274,176

TOTAL ASSETS	$332,438	$340,494	$364,201

LIABILITIES AND MEMBER’S CAPITAL
CURRENT LIABILITIES:
Current portion of long-term debt		$1,000	$1,600
Accounts payable	$1,274	1,045	1,108
Accrued liabilities	5,499	6,878	7,681
Deferred revenue	9,567	5,472	8,627
Other current liabilities	634	659	659
Related party payable	218	190	202

Total current liabilities	17,192	15,244	19,877

LONG-TERM DEBT (NET OF CURRENT PORTION)	297,000	307,600	308,400

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	1,895	2,093	2,377

MEMBER’S CAPITAL:
Contributed capital	10,950	11,673	28,963
Retained earnings	5,401	3,884	4,584

Total member’s capital	16,351	15,557	33,547

TOTAL LIABILITIES AND MEMBER’S CAPITAL	$332,438	$340,494	$364,201

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

AND THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in Thousands)

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003

NET REVENUE	$22,860	$21,941	$44,608	$43,017

COST OF REVENUE	9,017	7,952	16,946	15,757

AMORTIZATION AND DEPRECIATION	6,449	6,631	12,899	13,262

GENERAL AND ADMINISTRATIVE	2,098	503	3,229	1,124

OPERATING INCOME	5,296	6,855	11,534	12,874

OTHER EXPENSES:
Interest expense	4,983	11,947	10,053	15,069
Interest income	(13)	(58)	(36)	(149)

Total other expenses	4,970	11,889	10,017	14,920

NET INCOME (LOSS)	326	(5,034)	1,517	(2,046)

OTHER COMPREHENSIVE INCOME (LOSS):
Loss on interest rate swap				(20)
Reclassification adjustment for loss on termination of interest rate swap		1,099		1,099

TOTAL COMPREHENSIVE INCOME (LOSS)	$326	$(3,935)	$1,517	$(967)

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in Thousands)

	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Member’s Capital
BALANCE AT DECEMBER 31, 2002	$138,963	$6,630		$(1,079)	$144,514
NET LOSS		(2,046)			(2,046)
DISTRIBUTION TO EQUITYHOLDER	(110,000)				(110,000)
OTHER COMPREHENSIVE LOSS - INTEREST RATE SWAP				1,079	1,079

BALANCE AT JUNE 30, 2003	$28,963	$4,584	$		$33,547

BALANCE AT DECEMBER 31, 2003	$11,673	$3,884	$		$15,557
NET INCOME		1,517			1,517
DISTRIBUTION TO EQUITYHOLDER	(2,278)				(2,278)
CONTRIBUTION FROM EQUITYHOLDER	1,555				1,555

BALANCE AT JUNE 30, 2004	$10,950	$5,401	$		$16,351

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in Thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,517	$(2,046)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	12,899	13,262
Write-Off of debt issuance costs		4,885
Changes in certain working capital accounts
Accounts receivable	(8,356)	(12,303)
Prepaid expenses and other assets	434	463
Deferred directory costs	(2,758)	(3,143)
Accounts payable	229	327
Accrued liabilities	(1,351)	(430)
Deferred revenue	4,096	3,365
Other	(223)	85

Net cash provided by operating activities	6,487	4,465

CASH FLOWS FROM INVESTING ACTIVITIES-
Capital expenditures	—	(12)

Net cash used in investing activities	—	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Member contributions	1,555
Distribution to member	(2,278)	(110,000)
Debt issuance costs	(600)	(10,408)
Proceeds from borrowings	—	310,000
Payments on borrowings	(11,600)	(210,000)

Net cash used in financing activities	(12,923)	(20,408)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,436)	(15,955)

CASH AND CASH EQUIVALENTS:
Beginning of period	22,466	33,213

End of period	$16,030	$17,258

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including interest rate swap)	$10,684	$11,363

Cash paid for income taxes	$25	$38

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003

(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—CBD Media LLC (the “Company”) is located in Cincinnati, Ohio. The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of a traditional printed directory, an internet directory website cincinnatibellyellowpages.com and an electronic directory on CD-ROM. The Company, which is incorporated in Delaware and has 1,000 member units, is a wholly-owned subsidiary of CBD Media Holdings LLC.

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

Goodwill and Intangible Assets—At inception the Company adopted Financial Accounting Standard No. (“FAS”) 142—“Goodwill and Other Intangible Assets.” Recorded goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually in the fourth quarter. Other intangible assets are reviewed for impairment in accordance with FAS 144—“Accounting for the Impairment or Disposal of Long-Lived Assets.” All other intangible assets except for advertiser related assets are amortized using the straight-line amortization method. Advertiser related assets are amortized using an accelerated amortization method that matches the expected benefit derived from the advertisers. The accelerated amortization method used is a method that allocates amortization expense in proportion to each year’s expected revenues to the total expected revenues over the thirty year life of the Company’s advertisers. Based on the Company’s experience, advertiser attrition is more rapid in the earlier years of the life of the Company’s advertisers. The attrition experience results in an expected revenue stream where approximately 75% of the total revenues derived from advertisers occurs in the first ten years of the life of the advertisers. Approximately 20% of the expected revenues occurs in the second ten years with the remaining 5% in the final ten years. A thirty year life was established for the advertiser related assets because the Company’s historical experience shows that some advertisers continue to use the Company’s service for periods of up to thirty years. A summary of intangible assets is as follows:

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount June 30, 2003	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(8,564)	(20,533)	(27)	(6,900)	(36,024)

Net amount at June 30, 2003	$43,436	$133,467	$173	$97,100	$274,176

Carrying amount December 31, 2003	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(11,509)	(28,233)	(37)	(9,500)	(49,279)

Net amount at December 31, 2003	$40,491	$125,767	$163	$94,500	$260,921

Carrying amount June 30, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(14,083)	(35,933)	(47)	(12,100)	(62,163)

Net amount at June 30, 2004	$37,917	$118,067	$153	$91,900	$248,037

Amortization of identifiable intangible assets for the next five years as of June 30, 2004 is as follows:

Period ending June 30:
2005	$25,445
2006	24,841
2007	24,315
2008	23,855
2009	23,453

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method. On June 13, 2003, the Company successfully completed a recapitalization, in which the existing credit facility was terminated and the Company entered into a new $165,000 senior credit facility, and issued and sold $150,000 of 8 5/8% senior subordinated notes. The Company incurred debt issuance costs of approximately $10,408 related to the recapitalization. Existing debt issuance costs related to the Term A and Term B loans of approximately $6,242 (and accumulated amortization of approximately $1,357) were written off and charged to interest expense in conjunction with the termination of such debt. In February 2004, the Company refinanced the tranche B term loan of its new senior credit facility to adjust its interest rate, maturity date and eliminate the annual principal reduction requirement. In connection with the refinancing the Company capitalized financing fees of approximately $600. Amortization of approximately $751 and $5,457 (including $4,885 related to the write-off of existing debt issuance costs) has been charged to interest expense for the six months ended June 30, 2004 and 2003, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $2,529, $2,752 and $3,036 at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

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

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses, in the amount of approximately $53 and $55 for the six months ended June 30, 2004 and 2003, respectively.

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

Reclassifications – For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2.	LONG-TERM DEBT

Long-term debt at June 30, 2004, December 31, 2003 and June 30, 2003 consisted of the following:

	June 30, 2004	December 31, 2003	June 30, 2003
8 5/8% Senior subordinated Notes due 2011	$150,000	$150,000	$150,000
Tranche B term loan facility, payable to a consortium of banks, with interest of 3.40% at June 30, 2004, and 4.38% at December 31, 2003, and June 30, 2003. Due on December 31, 2009.	147,000	158,600	160,000

Total	297,000	308,600	310,000
Less current maturities	—	1,000	1,600

Total	$297,000	$307,600	$308,400

On June 13, 2003, the Company successfully completed a recapitalization, in which the then existing credit facility was terminated and the Company entered into a new $165,000 senior credit facility, and issued and sold $150,000 of 8 5/8% senior subordinated notes due 2011. Net of fees and expenses, the note issuance generated cash proceeds of $141,442. These proceeds, along with the proceeds from a new senior credit facility with a Tranche B term loan of $160,000, and cash on hand were used to retire the then existing $50,000 Term Loan A and the $160,000 Term Loan B. As part of the recapitalization, the Company made distributions of $128,300 to its member. Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

On June 13, 2003, the Company also entered into a revolving line of credit as part of the same senior credit facility as the $160,000 Tranche B term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins. This line of credit replaced the then existing line of credit, under which the Company could borrow up to $10,000 at the bank’s prime rate plus 2.25% or the LIBOR rate plus 3.25%. There were no borrowings outstanding on the revolving lines of credit at June 30, 2004, December 31, 2003 or June 30, 2003.

The fair value of the Company’s debt obligations was approximately $305,625 as of June 30, 2004.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s bylaws, articles of incorporation or any provision of any material contract. Other restrictive covenants include leverage restrictions, interest coverage, and fixed charge coverage. At June 30, 2004 and 2003, the Company was in compliance with the restrictive covenants.

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

In February 2004, the Company refinanced its Tranche B term loan to adjust its interest rate, maturity data and eliminate the annual principal reduction requirement.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$147,000
2011	150,000

TOTAL	$297,000

3.	RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Telephone, a member of CBD Media Holdings LLC, provide the Company with billing, collection and distribution services. Total fees for such services were $612 and $699 for the six months ended June 30, 2004 and 2003, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising, printing and distribution services. Total fees for such services were $4,096 and $4,204, for the six months ended June 30, 2004 and 2003, respectively.

Entities affiliated with CBD Media Holdings LLC provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $1,000 and $250 for the six months ended June 30, 2004 and 2003, respectively.

4.	MANAGEMENT UNIT AWARDS

During 2002 CBD Media Holdings LLC awarded 22,890 Class C non-voting units (“Stock Units”) in CBD Media Holdings LLC to employees of the Company. The fair value of the Stock Units awarded to management of the Company on the date of grant was determined to be less than $3. The Company is required to record the impact of these Stock Units within its financial statements. The Stock Units are subject to various restrictions, including continuous employment over a four year period. Subsequent to the vesting period, any transfer or sale of the Stock Units is subject to the approval of the majority owners of CBD Media Holdings LLC. Management believes that the restrictions on liquidation and lack of voting rights make the Stock Units subordinate to the other classes of unit holders in CBD Media Holdings LLC. Therefore, this arrangement is consistent with the definition of junior stock and is accounted for on its measurement date in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 38 - Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock. Compensation expense is not recorded until a measurement date is reached in accordance with FIN 38. A measurement date will be reached when the restrictions on the Stock Units are removed, generally upon a change in control of the Company or approval of the majority owners of CBD Media Holdings LLC. At the measurement date, the Company will recognize compensation expense equal to the fair value of the Stock Units on that date.

In April 2004, the holders of the Stock Units received aggregate distributions from the Company of $1,555. As these distributions were made by the Company without regard to vesting or eventual vesting of the Stock Units, such distributions were recorded as compensation expense.

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

We completed a recapitalization in the third quarter of 2003, which consisted of the following transactions:

•	We entered into a new senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million, including a tranche B term loan facility of $160.0 million and a revolving credit facility providing for borrowings of up to $5.0 million;

•	We issued $150.0 million of 8 5/8% senior subordinated notes due 2011;

•	We repaid all of the outstanding borrowings under our former credit facility and terminated that facility;

•	We paid approximately $2.9 million to terminate an interest rate swap related to our former credit facility; and

•	We made aggregate distributions to our sole equityholder, CBD Holdings, of approximately $128.3 million.

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

Allowance for sales adjustments. Adjustments to revenue are primarily for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. Adjustments to revenue are accrued over the time period for which the associated revenues are recognized based on our knowledge of known issues and our historical experience.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2004 and 2003.

Net Revenue. Net revenue for the three months ended June 30, 2004 was $22.9 million, consisting of $18.8 million in local advertising, $3.3 million in national advertising and $0.9 million in internet advertising. Net revenue for the three months ended June 30, 2003 was $21.9 million, consisting of $17.9 million in local advertising, $3.2 million in national advertising and $0.8 million in internet advertising. The difference was primarily related to the increase in local and internet advertisements related to the directories published in June 2004.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $0.9 million for the three months ended June 30, 2004 and 2003. Adjustments as a percentage of total revenue were 4% for the three months ended June 30, 2004 and 2003.

Cost of Revenue. Cost of revenue was $9.0 million for the three months ended June 30, 2004 and $8.0 million for the three months ended June 30, 2003. The difference primarily is related to $0.2 million of additional advertising, $0.5 million of compensation expense related to the management units, $0.1 million for additional billing and collection costs and $0.1 million for internet production. Cost of revenue represented 39% of net revenue for the three months ended June 30, 2004 and 36% of net revenue for the three months ended June 30, 2003.

General and Administrative Expense. General and administrative expense was $2.1 million for the three months ended June 30, 2004 and $0.5 million for the three months ended June 30, 2003. The increase was primarily due to additional compensation expense of $1.1 million related to the management units, an increase in management fees of $0.4 million and an increase of $0.1 million in banking fees.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.4 million for the three months ended June 30, 2004 and $6.6 million for the three months ended June 30, 2003.

Interest Expense. Interest expense was $5.0 million for the three months ended June 30, 2004 and $11.9 million for the same period in 2003. Interest expense in 2003 included the write-off of debt issuance costs and the termination charge for the interest rate swap agreement associated with the former credit facility.

Net Income (Loss). Net income was $0.3 million for the three months ended June 30, 2004 and net loss was $5.0 million for the same period in 2003. The net loss in 2003 related primarily to the higher interest expense noted above.

Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003.

Net Revenue. Net revenue for the six months ended June 30, 2004 was $44.6 million, consisting of $36.4 million in local advertising, $6.6 million in national advertising and $1.8 million in internet advertising; net revenue for the six months ended June 30, 2003 was $43.0 million, consisting of $35.1 million in local advertising, $6.3 million in national advertising and $1.6 million in internet advertising.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $1.8 million for the six months ended June 30, 2004 and 2003. Adjustments as a percentage of total revenue were 4% in 2004 and 2003.

Cost of Revenue. Cost of revenue was $16.9 million for the six months ended June 30, 2004 and $15.8 million for the six months ended June 30, 2003. Cost of revenue was 38% of net revenue for the six months ended June 30, 2004 and 37% of net revenue for the six months ended June 30, 2003.

General and Administrative Expense. General and administrative expense was $3.2 million for the six months ended June 30, 2004 and $1.1 million for the six months ended June 30, 2003. General and administrative expense was 7% of net revenue for the six months ended June 30, 2004 and 3% of net revenue for the six months ended June 30, 2003. The increase was primarily due to additional compensation expense of $1.1 million related to the management units, an increase in management fees of $0.8 million and an increase of $0.1 million in banking fees.

Depreciation and Amortization Expense. Depreciation and amortization expense was $12.9 million for the six months ended June 30, 2004 and $13.3 million for the six months ended June 30, 2003.

Interest Expense. Interest expense was $10.1 million for the six months ended June 30, 2004 and $15.1 million for the six months ended June 30, 2003. The decrease was primarily related to the write-off of debt issuance costs and the termination charge for the interest rate swap agreement associated with the former credit facility in 2003.

Net Income (Loss). Net income was $1.5 million for the six months ended June 30, 2004 and net loss was $2.0 million for the six months ended June 30, 2003. The net loss in 2003 related primarily to the higher interest expense noted above.

Liquidity and Capital Resources

Our principal source of liquidity has been cash flow generated from operations. Our business has the ability to generate strong cash flows due to the combination of consistent revenues, favorable operating margins, high collection rates, low capital expenditures and minimal working capital requirements, limited corporate overhead and low anticipated tax distribution obligations. The timing of our cash flows throughout the year is also reasonably predictable, as our customers typically pay for their advertisements in equal payments over a twelve month period. Our primary liquidity requirements have been for debt service on our existing senior credit facility and for working capital needs. We have historically generated sufficient cash flow to fund our operations, capital expenditures and to make required debt service payments. With the historical need for limited capital expenditures and working capital requirements, we expect to be able to utilize the majority of our resulting operating cash flow for servicing all of our debt obligations in a timely manner.

Net cash provided by operations for the six months ended June 30, 2004, was $6.5 million as compared to $4.5 million for the same period in 2003. The increase was due to the cash payment made in 2003 to terminate our interest rate swap agreement and the timing of cash receipts relating to the printing of the white pages offset by increased interest expense (excluding the swap termination charge and write-off of debt issuance costs) and the increased management fee.

Net cash used in financing activities for the six months ended June 30, 2004, was $12.9 million as compared to $20.4 million for the same period in 2003. The net cash used in financing activities was the result of the payments on CBD’s existing senior credit facility, costs associated with the February 2004 refinancing, and a distribution to our equityholder. The decrease in net cash used in financing activities was due to lower distributions to our equityholder and less expenditures for debt issuance costs in the current year.

Net cash used in investing activities for the six months ended June 30, 2004 was zero as compared to $12,000 for the same period in 2003.

In June 2003, we successfully completed a recapitalization, in which the former credit facility was repaid and terminated. In connection with the recapitalization we entered into a new senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million and issued $150.0 million of 8 5/8% senior subordinated notes.

In February 2004, CBD refinanced its $165.0 million senior credit facility with a $155.0 million senior credit facility. Our new senior credit facility consists of a revolving credit facility and a tranche C term loan facility. The revolving credit facility provides for loans in a total principal amount of up to $5.0 million, which, as permitted, may be used for general corporate purposes. The tranche C term loan facility consists of a $150.0 million term loan.

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

Our new senior credit facility contains negative and affirmative covenants and requirements affecting us and domestic subsidiaries that we create or acquire, with exceptions set forth in our credit agreement. Our new senior credit facility contains the following negative covenants and restrictions, among others: restrictions on liens, real estate purchases and sales, sale-leaseback transactions, indebtedness, dividends and other restricted payments, guarantees, redemptions, liquidations, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, formation of new subsidiaries, changes in fiscal year, transactions with affiliates, capital expenditures, amendments to charter, by-laws and other material documents, hedging agreements and intercompany indebtedness. Our new senior credit facility also requires us, and will require our future subsidiaries, with exceptions set forth in our credit agreement, to meet financial covenants and ratios specified therein, including a maximum leverage ratio, a maximum senior leverage ratio, an interest coverage ratio, a capital expenditures covenant and a fixed charge coverage ratio. At June 30, 2004, we were in compliance with the restrictive covenants.

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

In connection with the recapitalization in June 2003, we paid a breakage fee of approximately $2.9 million to cancel a fixed interest rate swap agreement related to our former credit facility.

As part of the recapitalization, we distributed to our sole equityholder, CBD Media Holdings LLC, an aggregate of $128.3 million. As a result of these distributions, we will have limited cash and cash equivalents on hand and our primary source of liquidity is expected to continue to be cash flow generated from operations as well as our ability to borrow up to $5.0 million under the revolving credit facility. We expect that our primary liquidity requirements will be for debt service on our senior credit facility and the notes and also for capital expenditures and working capital.

As a result of the significant increase in our indebtedness and the aggregate distributions to our equityholder of approximately $128.3 million as part of the recapitalization, we have substantially increased our leverage. Our liquidity requirements will also be significantly increased, primarily due to increased debt service obligations.

As of June 30, 2004, we had outstanding $297.0 million in aggregate indebtedness, excluding unused commitments, with an additional $5.0 million of borrowing capacity available under our new credit facility.

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

We are a party to an advisory agreement dated March 7, 2002 and further amended on June 13, 2003, with a related party, Applegate & Collatos, Inc. This advisory agreement requires us to make quarterly payments of $500,000 to Applegate & Collatos, Inc. Pursuant to a letter of instruction effective October 1, 2003, Applegate & Collatos, Inc. directed us to pay our quarterly payments to CBD Holdings until given further notice.

Forward-Looking Statements

In this periodic report on Form 10-Q, we make forward-looking statements, which are subject to uncertainties. These statements are included throughout this report on Form 10-Q and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable, including our ability to generate cash flow in the future and our ability to service our debt obligations. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of June 30, 2004, approximately 51% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.5 million. The fair value of our debt obligations was approximately $305.6 million as of June 30, 2004.

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

(b) Reports on Form 8-K filed during the quarter ended June 30, 2004.

On April 2, 2004, CBD Media LLC issued a press release announcing its financial results for the fourth quarter and full year ended December 31, 2003 (Items 7 and 12).

On May 10, 2004, CBD Media LLC issued a press release announcing its financial results for the first quarter ended March 31, 2004 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBD MEDIA LLC

Date: August 6, 2004	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	President and Chief Executive Officer