Form 10-Q
period 2004-09-30
CBD MEDIA LLC
filed 2004-11-15
CIK 1253808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004, DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

(Dollars in Thousands)

	September 30, 2004 (Unaudited)	December 31, 2003	September 30, 2003 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,062	$22,466	$16,696
Accounts receivable (net of allowance of $4,565, $4,875 and $3,608 at September 30, 2004, December 31, 2003 and September 30, 2003, respectively)	6,481	7,020	7,305
Deferred directory costs	14,767	10,922	14,615
Prepaid expenses and other current assets	661	547	529
Related party receivable	922	1,000	22

Total current assets	36,893	41,955	39,167

PROPERTY AND EQUIPMENT (NET)	92	75	86

DEBT ISSUANCE COSTS (net of accumulated amortization of $1,908, $806 and $480 at September 30, 2004, December 31, 2003 and September 30, 2003, respectively)	8,742	9,244	9,928

GOODWILL	28,299	28,299	28,299

INTANGIBLE ASSETS (NET)	241,595	260,921	267,548

TOTAL ASSETS	$315,621	$340,494	$345,028

LIABILITIES AND MEMBER’S CAPITAL
CURRENT LIABILITIES:
Current portion of long-term debt		$1,000	$600
Accounts payable	$994	1,045	913
Accrued liabilities	8,654	6,878	10,783
Deferred revenue	6,712	5,472	6,049
Other current liabilities	635	659	659
Related party payable	271	190	229

Total current liabilities	17,266	15,244	19,233

LONG-TERM DEBT (NET OF CURRENT PORTION)	280,000	307,600	308,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	1,729	2,093	2,212

MEMBER’S CAPITAL:
Contributed capital	10,950	11,673	11,673
Retained earnings	5,676	3,884	3,910

Total member’s capital	16,626	15,557	15,583

TOTAL LIABILITIES AND MEMBER’S CAPITAL	$315,621	$340,494	$345,028

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in Thousands)

	For the Three Months Ended Sept 30, 2004	For the Three Months Ended Sept 30, 2003	For the Nine Months Ended Sept 30, 2004	For the Nine Months Ended Sept 30, 2003
NET REVENUE	$21,746	$21,629	$66,354	$64,646

COST OF REVENUE	8,123	8,546	25,069	24,303

AMORTIZATION AND DEPRECIATION	6,449	6,631	19,348	19,893

GENERAL AND ADMINISTRATIVE	2,176	1,687	5,405	2,811

OPERATING INCOME	4,998	4,765	16,532	17,639

OTHER EXPENSES:
Interest expense	4,736	5,469	14,789	20,538
Interest income	(13)	(30)	(49)	(179)

Total other expenses	4,723	5,439	14,740	20,359

NET INCOME (LOSS)	275	(674)	1,792	(2,720)

OTHER COMPREHENSIVE INCOME (LOSS):
Loss on interest rate swap				(20)
Reclassification adjustment for loss on termination of interest rate swap				1,099

TOTAL COMPREHENSIVE INCOME (LOSS)	$275	$(674)	$1,792	$(1,641)

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in Thousands)

	Contributed Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Member’s Capital
BALANCE AT DECEMBER 31, 2002	$138,963	$6,630		$(1,079)	$144,514
NET LOSS		(2,720)			(2,720)
MEMBER CONTRIBUTIONS	1,000				1,000
DISTRIBUTION TO MEMBER	(128,290)				(128,290)
OTHER COMPREHENSIVE INCOME - INTEREST RATE SWAP				1,079	1,079

BALANCE AT SEPTEMBER 30, 2003	$11,673	$3,910		$—	$15,583

BALANCE AT DECEMBER 31, 2003	$11,673	$3,884	$		$15,557
NET INCOME		1,792			1,792
DISTRIBUTION TO MEMBER	(723)				(723)

BALANCE AT SEPTEMBER 30, 2004	$10,950	$5,676		$—	$16,626

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in Thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,792	$(2,720)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	19,348	19,893
Amortization of debt issuance costs (including write-off)	1,102	5,817
Changes in certain working capital accounts
Accounts receivable	617	38
Prepaid expenses and other assets	(114)	127
Deferred directory costs	(3,845)	(4,064)
Accounts payable and other current liabilities	(51)	131
Accrued liabilities	1,857	2,699
Deferred revenue	1,240	787
Other	(388)	(79)

Net cash provided by operating activities	21,558	22,629

CASH FLOWS FROM INVESTING ACTIVITIES-
Capital expenditures	(39)	(48)

Net cash used in investing activities	(39)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Member contributions		1,000
Distribution to member	(723)	(128,290)
Debt issuance costs	(600)	(10,408)
Proceeds from borrowings	—	310,000
Payments on borrowings	(28,600)	(211,400)

Net cash used in financing activities	(29,923)	(39,098)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,404)	(16,517)

CASH AND CASH EQUIVALENTS:
Beginning of period	22,466	33,213

End of period	$14,062	$16,696

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including interest rate swap)	$11,987	$11,407

Cash paid for income taxes	$43	$38

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in Thousands)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—CBD Media LLC (the “Company”) is located in Cincinnati, Ohio. The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of a traditional printed directory, an internet directory website www.cincinnatibellyellowpages.com and an electronic directory on CD-ROM. The Company, which is incorporated in Delaware and has 1,000 member units, is a wholly-owned subsidiary of CBD Media Holdings LLC.

On May 21, 2003, the Company formed a wholly-owned finance subsidiary, CBD Finance, Inc. (“CBD Finance”), which is incorporated in the state of Delaware. In June 2003, CBD Finance co-issued senior subordinated notes, joint and severally, with the Company. Separate financial statements for CBD Finance are not provided because CBD Finance does not have independent assets or operations from the Company.

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

Goodwill and Intangible Assets—At inception the Company adopted Financial Accounting Standard No. (“FAS”) 142—”Goodwill and Other Intangible Assets.” Recorded goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually in the fourth quarter. Other intangible assets are reviewed for impairment in accordance with FAS 144—”Accounting for the Impairment or Disposal of Long-Lived Assets.” All other intangible assets except for advertiser related assets are amortized using the straight-line amortization method. Advertiser related assets are amortized using an accelerated amortization method that matches the expected benefit derived from the advertisers. The accelerated amortization method used is a method that allocates amortization expense in proportion to each year’s expected revenues to the total expected revenues over the thirty-year life of the Company’s advertisers. Based on the Company’s experience, advertiser attrition is more rapid in the earlier years of the life of the Company’s advertisers. A summary of intangible assets is as follows:

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount Sept. 30, 2003	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(10,037)	(24,383)	(32)	(8,200)	(42,652)

Net amount at Sept. 30, 2003	$41,963	$129,617	$168	$95,800	$267,548

Carrying amount December 31, 2003	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(11,509)	(28,233)	(37)	(9,500)	(49,279)

Net amount at December 31, 2003	$40,491	$125,767	$163	$94,500	$260,921

Carrying amount Sept. 30, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(15,370)	(39,783)	(52)	(13,400)	(68,605)

Net amount at Sept. 30, 2004	$36,630	$114,217	$148	$90,600	$241,595

Amortization of identifiable intangible assets for the next five years as of September 30, 2004 is as follows:

Period ending September 30:
2005	$24,700
2006	24,192
2007	23,747
2008	23,359
2009	23,018

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method. On June 13, 2003, the Company successfully completed a recapitalization, in which the existing credit facility was terminated and the Company entered into a new $165,000 senior credit facility, and issued and sold $150,000 of 8 5/8% senior subordinated notes. The Company incurred debt issuance costs of approximately $10,408 related to the recapitalization. Existing debt issuance costs related to the Term A and Term B loans of approximately $6,242 (and accumulated amortization of approximately $1,357) were written off and charged to interest expense in conjunction with the termination of such debt. In February 2004, the Company refinanced the tranche B term loan of its senior credit facility with a tranche C term loan to adjust the interest rate, maturity date and eliminate the annual principal reduction requirement. In connection with the refinancing the Company capitalized financing fees of approximately $600. Amortization of approximately $1,102 and $5,817 (including $4,885 related to the write-off of existing debt issuance costs) has been charged to interest expense for the nine months ended September 30, 2004 and 2003, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $2,364, $2,752 and $2,871 at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

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

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses, in the amount of approximately $59 and $111 for the nine months ended September 30, 2004 and 2003, respectively.

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

Reclassifications – For comparative purposes, certain prior year amounts have been reclassified to conform to current classifications.

2.	LONG-TERM DEBT

Long-term debt at September 30, 2004, December 31, 2003 and September 30, 2003 consisted of the following:

	Sept 30, 2004	December 31, 2003	Sept 30, 2003
8 5/8% Senior subordinated notes due 2011	$150,000	$150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 3.94% at September 30, 2004, and 4.38% at December 31, 2003, and September 30, 2003. Due on December 31, 2009.	130,000	158,600	158,600

Total	280,000	308,600	308,600
Less current maturities	—	1,000	600

Total	$280,000	$307,600	$308,000

On June 13, 2003, the Company successfully completed a recapitalization, in which the then existing credit facility was terminated and the Company entered into a new $165,000 senior credit facility, and issued and sold $150,000 of 8 5/8% senior subordinated notes due 2011. Net of fees and expenses, the note issuance generated cash proceeds of $141,442. These proceeds, along with the proceeds from its senior credit facility with a tranche B term loan of $160,000, and cash on hand were used to retire the then existing $50,000 Term Loan A and the $160,000 Term Loan B. As part of the recapitalization, the Company made distributions of $128,290 to its member. Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

On June 13, 2003, the Company also entered into a revolving line of credit as part of the same senior credit facility as the $160,000 tranche B term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins. This line of credit replaced the then existing line of credit, under which the Company could borrow up to $10,000 at the bank’s prime rate plus 2.25% or the LIBOR rate plus 3.25%. There were no borrowings outstanding on the revolving lines of credit at September 30, 2004, December 31, 2003 or September 30, 2003.

The fair value of the Company’s debt obligations was approximately $288,445 as of September 30, 2004.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s bylaws, articles of incorporation or any provision of any material contract. Other restrictive covenants include leverage restrictions, interest coverage, and fixed charge coverage. At September 30, 2004 and 2003, the Company was in compliance with the restrictive covenants.

In conjunction with the previous credit facility, the Company entered into an interest rate swap agreement on October 4, 2002 that effectively converted a portion of the interest on the Term A and B loans to a fixed rate of 6.17%. In accordance with FAS 133—”Accounting for Derivative Instruments and Hedging Activities,” the Company has classified this interest rate swap agreement as a cash flow hedge. On June 18, 2003, in conjunction with the recapitalization, the Company paid approximately $2,900 to terminate this interest rate swap agreement.

In February 2004, the Company refinanced its tranche B term loan with a tranche C term loan to adjust the interest rate to prime plus 1.25% or LIBOR plus 2.25%, adjust the maturity date and eliminate the annual principal reduction requirement.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$130,000
2011	150,000

TOTAL	$280,000

In October 2004, the Company amended the senior credit facility to replace the tranche C term loan with a tranche D term loan; see Note 5.

3.	RELATED PARTY TRANSACTIONS

BRHI Inc., an affiliate of Cincinnati Bell Inc., owns membership units of CBD Media Holdings LLC. Additionally, other affiliates of Cincinnati Bell Inc. provide the Company with billing, collection and distribution services. Total fees for such services were $860 and $990 for the nine months ended September 30, 2004 and 2003, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising, printing and distribution services. Total fees for such services were $4,250 and $4,363, for the nine months ended September 30, 2004 and 2003, respectively.

Entities affiliated with CBD Media Holdings LLC provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $1,500 and $826 for the nine months ended September 30, 2004 and 2003, respectively.

4.	MANAGEMENT UNIT AWARDS AND INCENTIVE COMPENSATION

During 2002, CBD Media Holdings LLC awarded 23,570 Class C units in CBD Media Holdings LLC to employees of the Company. During 2003, an additional 806 Class C units were issued. In 2004, 330 Class C units were forfeited. The fair value of the Class C units awarded to management of the Company on the date of grant was determined to be less than $3. The Company is required to record the impact of these Class C units within its financial statements. The Class C units are subject to various restrictions, including continuous employment over a four-year period. Subsequent to the vesting period, any transfer or sale of the Class C units is subject to the approval of the majority owners of CBD Media Holdings LLC. Management believes that the restrictions on liquidation and lack of voting rights make the Class C units subordinate to the other classes of unit holders in CBD Media Holdings LLC. Therefore, this arrangement is consistent with the definition of junior stock and is accounted for on its measurement date in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 38 - Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock. Compensation expense is not recorded until a measurement date is reached in accordance with FIN 38. A measurement date will be reached when the restrictions on the Class C units are removed, generally upon a change in control of the Company or approval of the majority owners of CBD Media Holdings LLC. At the measurement date, the Company will recognize compensation expense equal to the fair value of the Class C units on that date.

In April 2004, the holders of the Class C units received aggregate distributions from the Company of $1,555. As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.

In connection with the recapitalization in June 2003, CBD Investor, Inc. (majority owner CBD Media Holdings LLC) established an incentive compensation program for Company employees who hold the Class C units, under which CBD Investor, Inc. paid these employees as a group, an aggregate amount of $1,000 upon consummation of the recapitalization, which was paid and expensed in July 2003. CBD Investor, Inc. also agreed to provide an additional pool to these employees of up to $4,350. This additional incentive amount is subject to vesting over a five-year period and is payable only upon the occurrence of certain specified events. Additionally, in order for any incentive amount to be payable, the aggregate value of the Class C units at such event must equal or exceed $8,600 but may not exceed $13,250. If the total value of the Class C units at the time of such event exceeds $13,250, then no incentive amount is payable. The incentive amount will be paid upon the occurrence of a qualifying event and charged to expense when the incentive payment becomes probable and in accordance with the remaining vesting period.

5.	SUBSEQUENT EVENTS

In October 2004, the Company’s parent, CBD Media Holdings LLC (“CBD Holdings”), completed a recapitalization. CBD Holdings issued and sold $100,000 of 9 ¼% senior notes due 2012. In connection with the recapitalization, the Company amended the senior credit facility by replacing the existing $130,000 tranche C term loan with a $153,000 tranche D term loan. The Company distributed approximately $7,000 of cash on hand and the proceeds of the increased term loan to CBD Holdings. CBD Holdings then distributed such funds, along with the net proceeds of the senior notes due 2012, to its equityholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CBD Media LLC Overview

We are the exclusive telephone directory publisher for Cincinnati Bell-branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country, according to the most recent U.S. Census. We are a leader in the directory publishing industry and, in 2003, we believe our directories captured over 85% of total directory advertising spending in the Cincinnati-Hamilton metropolitan area.

We generate our revenue primarily through the sale of advertising in our directories. In 2003, we published fourteen yellow pages directories and distributed over 2.3 million copies to businesses and residences. These directories included advertisements from over 19,000 local customers who are principally small and medium-sized businesses, as well as approximately 1,100 national advertisers. We are also the exclusive publisher of the white pages for Cincinnati Bell Telephone. In 2003, we published one white pages directory and distributed over one million copies to businesses and residences.

We acquired our directory publishing business in March 2002 from Cincinnati Bell Inc., the owner and operator of Cincinnati Bell Telephone. The acquisition has been accounted for under the purchase method of accounting. Our acquisition of the assets and certain liabilities of the directory publishing business from Cincinnati Bell Inc. is referred to herein as the “acquisition.”

We completed a recapitalization in the third quarter of 2003, which consisted of the following transactions:

•	We entered into a senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million, including a tranche B term loan facility of $160.0 million and a revolving credit facility providing for borrowings of up to $5.0 million;

•	We issued $150.0 million of 8 5/8% senior subordinated notes due 2011;

•	We repaid all of the outstanding borrowings under our former credit facility and terminated that facility;

•	We paid approximately $2.9 million to terminate an interest rate swap related to our former credit facility; and

•	We made aggregate distributions to our sole equityholder, CBD Holdings, of approximately $128.3 million.

Our entering into the senior credit facility and the initial funding thereunder, the issuance of the senior subordinated notes, our repayment of the borrowings under our former credit facility, our termination of an interest rate swap related to our former credit facility, the payment of distributions to CBD Holdings and the payment of related fees and expenses are collectively referred to herein as the “2003 recapitalization.”

In October 2004, our parent, CBD Media Holdings LLC (“CBD Holdings”), completed a recapitalization, which we refer to as the “2004 recapitalization.” CBD Holdings issued and sold $100 million of 9 ¼% senior notes due 2012. In connection with the 2004 recapitalization, we amended our senior credit facility by replacing the existing $130 million tranche C term loan with a $153 million tranche D term loan. We distributed approximately $7 million of cash on hand and the proceeds of the increased term loan to CBD Holdings. CBD Holdings then distributed such funds, along with the net proceeds of the senior notes due 2012, to its equityholders.

As used herein, unless the context otherwise requires, “CBD Media,” “we”, “us”, “our” or other similar terms refers to the business of CBD Media LLC and “CBD Holdings” refers to CBD Media Holdings LLC, the parent of CBD Media LLC.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The application of these principles requires that in some instances we make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgments. On an ongoing basis, we review the basis for our estimates and will make adjustments based on historical experience, current and anticipated economic conditions, accepted actuarial valuation methodologies or other factors that we consider to be reasonable under the circumstances. We cannot assure you that actual results will not differ from those estimates.

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

Cost of revenue. Direct costs related to the publication of print directories, including sales commissions, paper, printing, transportation, distribution and pre-press production and employee costs relating to each of the foregoing are recognized ratably over the life of each directory under the deferral and amortization method, with cost recognition commencing in the month of delivery. In addition, costs associated with advertising and electronic directories are included in this category.

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

Goodwill and other intangible assets. We review our long-lived assets, including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Several factors could trigger an impairment review such as:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant regulatory changes that would impact future operating revenues;

•	significant negative industry or economic trends; and

•	significant changes in the overall strategy by which we operate our business.

We reduce the carrying amounts of long-lived assets, goodwill and identifiable intangible assets to their fair values when the fair values of such assets is determined to be less than their carrying amounts. Fair value is typically estimated using a discounted cash flow analysis, which requires us to estimate the future cash flows anticipated to be generated by the particular asset being tested for impairment as well as select a discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, we consider historical results adjusted to reflect current and anticipated operating conditions, industry-specific conditions, product pricing and necessary capital expenditures. The use of different assumptions or estimates for future cash flows could produce different impairment amounts (or none at all) for long-lived assets, goodwill and identifiable intangible assets.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2004 and 2003.

Net revenue. Net revenue for the three months ended September 30, 2004 was $21.7 million, consisting of $17.3 million in local advertising, $3.4 million in national advertising and $1.0 million in internet advertising. Net revenue for the three months ended September 30, 2003 was $21.6 million, consisting of $17.5 million in local advertising, $3.2 million in national advertising and $0.9 million in internet advertising.

Adjustments to revenue were $0.9 million for the three months ended September 30, 2004 and 2003. Adjustments as a percentage of total revenue were 4% for the three months ended September 30, 2004 and 2003.

Cost of revenue. Cost of revenue was $8.1 million for the three months ended September 30, 2004 and $8.5 million for the three months ended September 30, 2003. The decrease is primarily related to a one-time $0.3 million management payout associated with the 2003 recapitalization to product managers that was included within cost of revenue for the three months ended September 30, 2003. In addition, we experienced a decrease in commissions expense due to lower local revenue and printing costs for the three months ended September 30, 2004. Cost of revenue represented 37% of net revenue for the three months ended September 30, 2004 and 39% of net revenue for the three months ended September 30, 2003.

General and administrative expense. General and administrative expense was $2.2 million for the three months ended September 30, 2004 and $1.7 million for the three months ended September 30, 2003. The increase is primarily related to $1.1 million of professional fees in connection with the examination of alternative capital structures. This increase was offset by the $0.7 million one-time management payout associated with the 2003 recapitalization that was included within general and administrative expense for the three months ended September 30, 2003.

Depreciation and amortization expense. Depreciation and amortization expense was $6.4 million for the three months ended September 30, 2004 and $6.6 million for the three months ended September 30, 2003.

Interest expense. Interest expense was $4.7 million for the three months ended September 30, 2004 and $5.5 million for the same period in 2003. The decrease was due primarily to the decrease in outstanding debt from $308.6 million at September 30, 2003 to $280 million at September 30, 2004.

Net income (loss). Net income was $0.3 million for the three months ended September 30, 2004 and net loss was $0.7 million for the same period in 2003. The increase in net income was due primarily to the reduction of interest expense.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003.

Net revenue. Net revenue for the nine months ended September 30, 2004 was $66.4 million, consisting of $53.6 million in local advertising, $10.0 million in national advertising and $2.8 million in internet advertising; net revenue for the nine months ended September 30, 2003 was $64.6 million, consisting of $52.6 million in local advertising, $9.5 million in national advertising and $2.5 million in internet advertising.

Adjustments to revenue were $2.7 million for the nine months ended September 30, 2004 and 2003. Adjustments as a percentage of total revenue were 4% in 2004 and 2003.

Cost of revenue. Cost of revenue was $25.1 million for the nine months ended September 30, 2004 and $24.3 million for the nine months ended September 30, 2003. Cost of revenue was 38% of net revenue for the nine months ended September 30, 2004 and 2003. The increase is primarily due to the increase in revenue and corresponding increase advertising, printing, and billing and collection costs as these costs tend to be variable in nature.

General and administrative expense. General and administrative expense was $5.4 million for the nine months ended September 30, 2004 and $2.8 million for the nine months ended September 30, 2003. General and administrative expense was 8% of net revenue for the nine months ended September 30, 2004 and 3% of net revenue for the nine months ended September 30, 2003. The increase is related to additional compensation expense of $1.1 million related to the management units, an increase in management fees of $0.7 million, and $1.1 million of professional fees in connection with the examination of alternative capital structures. These increases were offset by the $0.7 million one-time management payout associated with the 2003 recapitalization that was included within general and administrative expense for the nine months ended September 30, 2003.

Depreciation and amortization expense. Depreciation and amortization expense was $19.3 million for the nine months ended September 30, 2004 and $19.9 million for the nine months ended September 30, 2003. The decrease is due primarily to the accelerated amortization method used to amortize advertiser related intangible assets.

Interest expense. Interest expense was $14.8 million for the nine months ended September 30, 2004 and $20.5 million for the nine months ended September 30, 2003. The decrease is primarily related to the write-off of deferred financing costs associated with the former credit facility in 2003 and the decrease in outstanding debt from $308.6 million at September 30, 2003 to $280 million at September 30, 2004.

Net income (loss). Net income was $1.8 million for the nine months ended September 30, 2004 and net loss was $2.7 million for the nine months ended September 30, 2003. The increase in net income is due primarily to the decrease in interest expense as compared to the same period last year offset by higher general and administrative costs in 2004.

Liquidity and Capital Resources

Our principal source of liquidity has been cash flow generated from operations. The timing of our cash flows throughout the year is reasonably predictable, as our customers typically pay for their advertisements in equal payments over a twelve-month period. The payment of our material expenses is based on our contractual arrangements and occurs predictably at set times during the year. Our primary liquidity requirements have been for debt service on the senior credit facility, the senior subordinated notes and related party notes payable and for working capital needs. We have historically generated sufficient cash flow to fund our operations and capital expenditures and to make required debt service payments.

Net Cash Provided by (Used in) Operations. Net cash provided by operations for the nine months ended September 30, 2004, was $21.6 million as compared to $22.6 million for the same period in 2003. This difference is primarily related to the $2.9 million payment made to terminate an interest rate swap described below in this section.

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2004, was $30.0 million as compared to $39.1 million for the same period in 2003. The net cash used in financing activities was the result of the payments on CBD Media’s current senior credit facility, costs associated with the repricing, and distribution for taxes to equityholders.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2004 was $39,000 as compared to $48,000 for the same period in 2003.

Indebtedness. On June 13, 2003, we entered into the senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million and issued $150.0 million of notes. In February 2004, CBD Media refinanced its $165.0 million senior credit facility with a $155.0 million senior credit facility, which consisted of a revolving credit facility and a tranche C term loan facility. The revolving credit facility provided for loans in a total principal amount of up to $5.0 million, which, as permitted, may be used for general corporate purposes. The tranche C term loan facility consisted of a $150.0 million term loan.

On October 26, 2004, CBD Holdings completed the 2004 recapitalization in which it issued and sold $100 million of 9¼% senior notes due 2012. In connection with the 2004 recapitalization, we amended our senior credit facility by replacing the existing $130.0 million tranche C term loan with a $153.0 million tranche D term loan. We distributed approximately $7.0 million of cash on hand and the proceeds of the increased term loan to CBD Holdings. CBD Holdings then distributed such funds, along with the net proceeds of the senior notes due 2012, to its equityholders.

Our senior credit facility bears interest at a variable rate. In addition to paying interest on outstanding principal amounts under our senior credit facility, we are required to pay a commitment fee to the lenders for the unused commitments under the revolving credit facility.

Our revolving credit facility will mature in June 2009. The tranche D term loan of the senior credit facility matures in December, 2009.

Our senior credit facility contains negative and affirmative covenants and requirements affecting us and domestic subsidiaries that we create or acquire, with exceptions set forth in our credit agreement. Our senior credit facility contains the following negative covenants and restrictions, among others: restrictions on liens, real estate purchases and sales, sale-leaseback transactions, indebtedness, dividends and other restricted payments, guarantees, redemptions, liquidations, consolidations and mergers, acquisitions, asset dispositions, investments, loans, advances, changes in line of business, formation of new subsidiaries, changes in fiscal year, transactions with affiliates, capital expenditures, amendments to charter, by-laws and other material documents, hedging agreements and intercompany indebtedness. Our senior credit facility also requires us, and will require our future subsidiaries, with exceptions set forth in our credit agreement, to meet financial covenants and ratios specified therein, including a maximum leverage ratio, a maximum senior leverage ratio, an interest coverage ratio, and a capital expenditures covenant. At September 30, 2004, we were in compliance with the restrictive covenants.

In addition, the indenture for the senior subordinated notes limits our ability, among other things, to incur additional debt, pay dividends or make distributions in respect of our equity interests or to make other types of restricted payments or investments, sell assets, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with our affiliates, create liens and enter into new lines of businesses.

In connection with the 2003 recapitalization, we paid a breakage fee of approximately $2.9 million to cancel a fixed interest rate swap agreement related to our former credit facility.

As of September 30, 2004, we had outstanding $280.0 million in aggregate indebtedness, excluding unused commitments, with an additional $5.0 million of borrowing capacity available under our revolving credit facility. Our total interest expense for the nine months ended September 30, 2004 was $14.7 million for the same period in 2003, total interest expense was $20.4 million.

Liquidity. Our ability to make payments on our indebtedness, and to fund our working capital needs and planned capital expenditures will depend upon our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our liquidity could also be impacted by a decline in usage of printed yellow page directories; however, we have not experienced a significant decline. While in the short term any impact could be offset by price increases, in the long term any such impact could limit our ability to meet our financial obligations especially given our favorable operating margins and low variable costs. Based on our current levels of operations, we believe that our cash flow from operations and available borrowings under our senior credit facility will be adequate to meet our liquidity for the foreseeable future.

CBD Holdings’ ability to make payments on its 9 1/4% senior notes depends upon our ability to make distributions to it. The terms of our senior credit facility and the indenture governing our senior subordinated notes include covenants that, under certain circumstances, would prohibit us from making distributions to CBD Holdings, or distributions in amounts sufficient enough for CBD Holdings to make scheduled payments of interest (including liquidated damages, if any) on its senior notes, or to satisfy its obligation to repay its senior notes at maturity, or to repurchase its senior notes under the circumstances provided in the indenture pursuant to which its senior notes were issued. Any failure by CBD Holdings to make such payments or to repurchase notes as required, would be a default under its indenture and any such default could cause us to be in default under the senior credit facility (which, in turn could cause us to be in default under the indenture pursuant to which our senior subordinated notes were issued).

Based on our current levels of operations, we believe that our cash flow from operations and available borrowings under the senior credit facility will be adequate to meet our liquidity needs for the foreseeable future and to permit us to make distributions to CBD Holdings to make scheduled interest payments on its senior notes.

As part of the 2003 recapitalization, we distributed to our sole equityholder, CBD Holdings, an aggregate of $128.3 million. On October 24, 2004 we distributed to CBD Holdings a payment of $30.0 million. As a result of these distributions, we will have limited cash and cash equivalents on hand and our primary source of liquidity is expected to continue to be cash flow generated from operations as well as our ability to borrow up to $5.0 million under the revolving credit facility. We expect that our primary liquidity requirements will be for debt service on our senior credit facility and the notes and also for capital expenditures and working capital.

As a result of the significant increase in our indebtedness and the aggregate distributions to our equityholder of approximately $128.3 million as part of the 2003 recapitalization, we have substantially increased our leverage. Our liquidity requirements will also be significantly increased, primarily due to increased debt service obligations.

Based on the restrictions under the terms of our senior credit facility and the indenture governing our senior subordinated notes, we currently expect that, in order for CBD Holdings to make scheduled payments of interest (including liquidated damages, if any) on its senior notes, we will be required (1) to generate, every six months, restricted payment capacity (as measured by the terms of our indenture) in excess of $4.625 million, and (2) have the ability to incur at least $1.00 of additional debt under such indenture.

We cannot assure you, however, that in the long-term our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs (including to make distributions to CBD Holdings in order to fund its debt services obligations). To the extent that such sources were not adequate to fund our liquidity needs, we would need to raise additional capital, restructure our indebtedness or cut costs in order to lower our liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. We will require a significant amount of cash to service our debt, including the senior subordinated notes, and our ability to generate cash depends on many factors beyond our control.

Advisory agreement. We are a party to an advisory agreement dated March 7, 2002 and further amended on June 13, 2003, with a related party, Applegate & Collatos, Inc., or ACI. This advisory agreement requires us to make quarterly payments of $500,000 to ACI and reimburse ACI for its reasonable expenses. Pursuant to a letter of instruction effective October 1, 2003, ACI directed us to make quarterly payments to CBD Holdings (capped at $500,000) and without additional payments for reimbursement of expenses. Such quarterly payments were received by CBD Holdings for the period from October 1, 2003 until September 30, 2004, and then paid by CBD Holdings to ACI. The letter of instruction has been withdrawn and, pursuant to the advisory agreement, CBD Media will make quarterly payments of $500,000 to ACI directly and will reimburse ACI for reasonable expenses, effective October 1, 2004.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of September 30, 2004, approximately 54% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.5 million. The fair value of our debt obligations was approximately $288.4 million as of September 30, 2004.

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

(b) Reports on Form 8-K filed during the quarter ended September 30, 2004.

On August 3, 2004, CBD Media LLC issued a press release announcing its financial results for the second quarter ended June 30, 2004 (Item 7 and 12).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBD MEDIA LLC

Date: November 15, 2004	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	President and Chief Executive Officer