Form 10-Q
period 2005-03-31
CBD MEDIA LLC
filed 2005-05-16
CIK 1253808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005, DECEMBER 31, 2004 AND MARCH 31, 2004

(Dollars in Thousands)

	March 31, 2005 (Unaudited)	December 31, 2004	March 31, 2004 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,133	$13,680	$15,777
Accounts receivable (net of allowance of $4,471, $4,520 and $3,274 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively)	5,310	6,843	6,070
Deferred directory costs	6,146	10,672	13,273
Prepaid expenses and other current assets	226	354	457
Related party receivable	1,994	1,209	1,263

Total current assets	37,809	32,758	36,840

PROPERTY AND EQUIPMENT (NET)	107	118	67

DEBT ISSUANCE COSTS (net of accumulated amortization of $2,669, $2,289 and $1,167 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively)	8,236	8,616	9,483

ADVANCE TO PARENT	-	3,188	-
GOODWILL	28,299	28,299	28,299

INTANGIBLE ASSETS (NET)	228,872	235,153	254,479

TOTAL ASSETS	$303,323	$308,132	$329,168

LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$679	$1,369	$408
Accrued liabilities	9,587	6,399	8,648
Deferred revenue	3,235	5,952	3,086
Other current liabilities	634	634	634
Related party payable	131	114	686

Total current liabilities	14,267	14,468	13,462

LONG-TERM DEBT	303,000	303,000	297,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	1,425	1,584	1,959

Total liabilities	318,692	319,052	312,421
MEMBER’S CAPITAL (DEFICIT):
Contributed capital	-	-	11,673
Retained earnings (deficit)	(15,369)	(10,920)	5,074

Total member’s capital (deficit)	(15,369)	(10,920)	16,747

TOTAL LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)	$303,323	$308,132	$329,168

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
NET REVENUE (includes related party amounts of $126 and $129 in 2005 and 2004, respectively)	$21,887	$21,748

COST OF REVENUE (includes related party amounts of $205 and $215 in 2005 and 2004, respectively)	7,978	7,930
AMORTIZATION AND DEPRECIATION	6,293	6,449
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $500 in 2005 and 2004)	1,137	1,131

OPERATING INCOME	6,479	6,238
OTHER EXPENSES:
Interest expense	5,579	5,071
Interest income	(15)	(23)

Total other expenses	5,564	5,048

NET INCOME	$915	$1,190

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Member’s Capital (Deficit)
BALANCE AT DECEMBER 31, 2003	$11,673	$3,884	$15,557
NET INCOME		1,190	1,190

BALANCE AT MARCH 31, 2004	$11,673	$5,074	$16,747

BALANCE AT DECEMBER 31, 2004	$-	$(10,920)	$(10,920)
NET INCOME		915	915
DISTRIBUTIONS TO MEMBER		(5,364)	(5,364)

BALANCE AT MARCH 31, 2005	$-	$(15,369)	$(15,369)

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)

	2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$915		$1,190
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization		6,293		6,449
Changes in certain working capital accounts
Accounts receivable		748		688
Prepaid expenses and other assets		508		451
Deferred directory costs		4,526		(2,351)
Accounts payable and other current liabilities		(673)		(637)
Accrued liabilities		3,188		2,266
Deferred revenue		(2,717)		(2,386)
Other		(159)		(159)

Net cash provided by operating activities		12,629		5,511

CASH FLOWS FROM INVESTING ACTIVITIES		-		-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to Member		(2,176)		-
Debt issuance costs		-		(600)
Payments on borrowings		-		(11,600)

Net cash used in financing activities		(2,176)		(12,200)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		10,453		(6,689)

CASH AND CASH EQUIVALENTS:
Beginning of period		13,680		22,466

End of period		$24,133		$15,777

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest		$1,709		$2,797

Cash paid for income taxes	$ =	- =====	$ =	1 =====

Advance to Parent converted to a distribution		$3,188		$-

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—CBD Media LLC (the “Company”) is located in Cincinnati, Ohio. The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of a traditional printed directory, an internet directory website www.cincinnatibellyellowpages.com and an electronic directory on CD-ROM. The Company, which is incorporated in Delaware and has 1,000 member units, is a wholly-owned subsidiary of CBD Media Holdings LLC (“CBD Holdings”).

On May 21, 2003, the Company formed a wholly-owned finance subsidiary, CBD Finance, Inc. (“CBD Finance”), which is incorporated in the state of Delaware. CBD Finance co-issued senior subordinated notes, joint and severally, with the Company. Separate financial statements for CBD Finance are not provided because CBD Finance does not have independent assets or operations from the Company.

Substantially all of the Company’s operations are outsourced to third-party service providers, and the Company is dependent upon the performance of third parties for the following key components of its operations: sales of advertising, printing of directories, distribution and delivery of directories, and billing and collection. The Company has executed long-term contracts with these third-parties. A change in these suppliers could cause a disruption in the Company’s business due to the time it would take to locate and qualify an alternate supplier for these services.

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 2004 included in these condensed consolidated financial statements has been derived from audited consolidated financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount March 31, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(12,796)	(32,083)	(42)	(10,800)	(55,721)

Net amount at March 31, 2004	$39,204	$121,917	$158	$93,200	$254,479

Carrying amount December 31, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(16,657)	(43,633)	(57)	(14,700)	(75,047)

Net amount at December 31, 2004	$35,343	$110,367	$143	$89,300	$235,153

Carrying amount March 31, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(17,783)	(47,483)	(62)	(16,000)	(81,328)

Net amount at March 31, 2005	$34,217	$106,517	$138	$88,000	$228,872

Amortization of identifiable intangible assets for the next five years as of March 31, 2005 is as follows:

Period ending March 31:
2006	$24,982
2007	24,438
2008	23,963
2009	23,546
2010	23,182

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  In February 2004, the Company refinanced the tranche B term loan of its senior credit facility to adjust its interest rate, maturity date and eliminate the annual principal reduction requirement. In connection with the refinancing the Company capitalized financing fees of approximately $600.  In October 2004, the Company replaced the existing tranche C term loan with a $153,000 tranche D term loan (see Note 2).  Amortization of approximately $380 and $361  has been charged to interest expense for the three months ended March 31, 2005 and 2004, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $2,059, $2,218 and $2,593 at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

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

Revenue Recognition—Revenue is primarily the result of selling advertising that is subsequently placed in the Cincinnati Bell Yellow Pages. Revenues related to publishing directories are recognized using the “amortization method” under which revenues are recognized over the lives of the directories, generally twelve months. Deferred revenue relates to the sale of advertising to national advertisers which is billed in advance and recognized over the lives of the directories. Net revenue includes primarily estimated sales adjustments for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. The estimated sales adjustments are determined based on  historical experience, our current knowledge of customers with disconnected phone service, and customer complaints received.

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses, in the amount of approximately $20 and $13 for the three months ended March 31, 2005 and 2004, respectively.

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

2.

LONG-TERM DEBT

Long-term debt at March 31, 2005, December 31, 2004 and March 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004	March 31, 2004
8 5/8% Senior subordinated notes due 2011	$150,000	$150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 5.09%, 4.548%, and 3.35% at March 31, 2005, December 31, 2004, and March 31, 2004, respectively. Due on December 31, 2009.	153,000	153,000	147,000

Total	$303,000	$303,000	$297,000

The Company has a revolving line of credit as part of the same senior credit facility as the term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  There were no borrowings outstanding on the revolving line of credit at March 31, 2005, December 31, 2004 or March 31, 2004.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

The fair value of the Company’s debt obligations was approximately $306,750, $311,250 and $310,500 as of March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

In February 2004, the Company refinanced its tranche B term loan with a tranche C term loan to adjust its interest rate to prime plus 1.25% or LIBOR plus 2.25%, maturity data and eliminate the annual principal reduction requirement.

In October 2004, CBD Holdings completed a recapitalization in which CBD Holdings issued and sold $100,000 of 9 ¼% senior notes due 2012.  In connection with the recapitalization, the Company amended the senior credit facility by replacing the existing tranche C term loan with a tranche D term loan to borrow an additional $23,000.  As part of the recapitalization in 2004 the Company made distributions of approximately $27,000 to its member, CBD Holdings.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s Certificate of Formation and Operating Agreement or any provision of any material contract. Other restrictive covenants include leverage restrictions, interest coverage, and fixed charge coverage. At March 31, 2005 and 2004, the Company was in compliance with the restrictive covenants.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$153,000
2011	150,000

TOTAL	$303,000

3.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Telephone, a member of CBD Holdings, provide the Company with billing, collection and distribution services. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were $205 and $215 for the three months ended March 31, 2005 and 2004, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising, printing and distribution services. Total fees for such services were $126 and $129, for the three months ended March 31, 2005 and 2004, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $500 for the three months ended March 31, 2005 and 2004.

The Company has an intercompany account with its member, CBD Holdings.  At December 31, 2004, this amount primarily related to the funding of debt issuance costs and interest payments relating to CBD Holdings’ $100 million of 9 ¼% senior notes issued in October, 2004.  The amount owed to the Company was due upon demand and carried no interest.  During the quarter ended March 31, 2005, the balance of the intercompany account was converted to a distribution.

4.

MANAGEMENT UNIT AWARDS AND INCENTIVE COMPSENSATION

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

In connection with the recapitalization in June 2003, CBD Investor, Inc. (parent of CBD Holdings) established an incentive compensation program for the Company’s employees who hold the Class C units, under which CBD Investor, Inc. paid these employees as a group, an aggregate amount of approximately $1,000 upon consummation of the recapitalization, which was expensed in July 2003.  Additionally, CBD Investor, Inc. agreed to provide an additional pool to these employees of up to $4,350.  This additional incentive amount is subject to vesting over a five-year period and is payable only upon the occurrence of certain specified events.  Additionally, in order for any incentive amount to be payable, the aggregate value of the Class C units at such event must equal or exceed $8,600 but may not exceed $13,250.  If the total value of the Class C units at the time of such event exceeds $13,250, then no incentive amount is payable.  The incentive amount will be paid upon the occurrence of a qualifying event and charged to expense when the incentive payment becomes probable and in accordance with the remaining vesting period.

In April 2004, the holders of the Class C units received aggregate distributions from the Company of $1,555. As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the unvested incentive compensation upon a change in control.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the three months ended March 31, 2005 was approximately $182.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CBD Media LLC Overview

We are the exclusive telephone directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census.  We are a leader in the directory publishing industry, and in 2003, we believe our directories captured over 85% of total directory advertising spending in the Cincinnati-Hamilton metropolitan area.

We generate our revenues primarily through the sale of advertising in our directories.  In 2004, we published 15 yellow pages directories and distributed over 2.4 million copies.  These directories included advertisements from over 17,000 local customers who are principally small and medium-sized businesses, as well as approximately 1,100 national advertisers.  We are also the exclusive publisher of the white pages for Cincinnati Bell Telephone.  In 2004, we published one white pages directory and distributed over one million copies to businesses and residences.

On June 13, 2003, we entered into a senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million, including a tranche B term loan facility of $160.0 million and a revolving credit facility providing for borrowings of up to $5.0 million.  On June 13, 2003, we issued $150.0 million of 8 ⅝% senior subordinated notes due 2011, which we refer to as “senior subordinated notes”.  We refer to the June 2003 transactions as the “2003 recapitalization”.  The tranche B term loan facility was subsequently refinanced in February 2004 with a tranche C facility.

In October 2004, our parent, CBD Media Holdings LLC (“CBD Holdings”) completed a recapitalization, which we refer to as the “2004 recapitalization”.  CBD Holdings issued and sold $100.0 million of 9 ¼% senior notes due 2012 which we refer to as the “senior notes”.  In connection with the 2004 recapitalization, we amended the senior credit facility by replacing the existing $130.0 million tranche C term loan with a $153.0 million tranche D term loan.  We distributed approximately $27.0 million of cash to CBD Holdings.  CBD Holdings then distributed such funds, along with the net proceeds of the senior notes, to its equityholders.

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

Goodwill and other intangible assets. Recorded goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment annually in the fourth quarter. All other finite lived intangible assets are amortized over their useful lives and are reviewed for impairment in accordance with SFAS No. 144.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2005 and 2004.

Net Revenue. Net revenue for the three months ended March 31, 2005 was $21.9 million, consisting of $17.4 million in local advertising, $3.5 million in national advertising and $1.0 million in internet advertising. Net revenue for the three months ended March 31, 2004 was $21.7 million, consisting of $17.6 million in local advertising, $3.2 million in national advertising and $0.9 million in internet advertising.  The difference is primarily related to the increase in local and internet revenue from the directories published in 2004.

Adjustments to revenue were $0.9 million for the three months ended March 31, 2005 and 2004.  Adjustments as a percentage of total revenue were 4% for the three months ended March 31, 2005 and 2004.

Cost of Revenue. Cost of revenue was $8.0 million and $7.9 million for the three months ended March 31, 2005 and 2004, respectively.  The difference primarily is related to the increase in commissions expense due to the increase in revenue and additional advertising.  Cost of revenue represented 36.5% of net revenue for the three months ended March 31, 2005 and 2004.

General and Administrative Expense. General and administrative expense was $1.1 million for the three months ended March 31, 2005 and 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.3 million and $6.4 million for the three months ended March 31, 2005 and 2004, respectively.  The difference primarily is related to the accelerated amortization method that is used for advertiser related intangible assets.

Interest Expense. Interest expense was $5.6 million and $5.1 million for the three months ended March 31, 2005 and 2004, respectively.  The increase is primarily related to the increase in outstanding borrowings as a result of the recapitalization, which occurred on October 26, 2004 and the higher interest rate on the term loan facility.

Net Income. Net income was $0.9 million for the three months ended March 31, 2005 and $1.2 million for the same period in 2004.  The decrease is primarily related to the increase in interest expense.

Liquidity and Capital Resources

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

Total capital expenditures were zero in 2005 and 2004.  We anticipate that the amount of capital expenditures will remain at insignificant levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations.  Net cash provided by operations for the three months ended March 31, 2005, was $12.6 million as compared to $5.5 million for the same period in 2004.  The change was primarily due to the timing of payments for printing costs associated with the June directories.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2005, was $2.2 million as compared to $12.2 million for the same period in 2004.  The net cash used in financing activities in 2005 was the result of distributions to CBD Holdings.  The net cash used in financing activities in 2004 was primarily the result of the debt repayment.

Net Cash Provided by (Used in) Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2005 and 2004 was insignificant.

Indebtedness.  In connection with our acquisition of the directory publishing business, we incurred indebtedness of $220.0 million under our former credit facility, which was repaid and terminated on June 13, 2003 in connection with the 2003 recapitalization.  On June 13, 2003, we entered into the senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million and issued the senior subordinated notes.  The senior credit facility contains financial, negative and affirmative covenants and requirements affecting CBD Holdings, CBD Media and its subsidiaries, including the maintenance of ratios measuring consolidated total leverage and consolidated senior leverage to EBITDA (as defined in the senior credit facility) as well as EBITDA (as defined in the senior credit facility) to consolidated interest expense.  The senior credit facility also includes interest rate and similar arrangements that we may enter into with the lenders under the senior credit facility and/or the affiliates of those lenders.

In the February 2004 refinancing, we amended the senior credit facility whereby the $160.0 million tranche B term loan facility was replaced with a $150.0 million tranche C term loan facility.  In connection with the issuance of the senior notes by CBD Holdings, we executed an amendment to our senior credit facility that, among other things, (i) increased the size of the term loan portion of the senior credit facility by $23.0 million; (ii) replaced the $150.0 million tranche C term loan facility with a $153.0 million  tranche D term loan facility; (iii) permitted CBD Holdings to issue the senior notes; (iv) permitted us, so long as there was no default or event of default under the senior credit facility, to make distributions to CBD Holdings necessary to make regularly scheduled payments of interest in respect of the senior notes; (v) so long as there was no default or event of default under the senior credit facility, set aside funds for the distribution to CBD Holdings of approximately $27.0 million; (vi) deleted from the senior credit facility the requirement that we maintain a “fixed charge coverage ratio” and modified other financial ratios that we were required to maintain; and (vii) made other amendments and modifications to the senior credit facility related to the issuance of the senior notes.

In connection with the recapitalization in June 2003, on June 16, 2003, we paid a breakage fee of approximately $2.9 million to cancel a fixed interest rate swap agreement related to its former credit facility and substantially increased its leverage and significantly increased its liquidity requirements, primarily due to increased debt service obligations.

In June 2003, also as part of the 2003 recapitalization, we issued the senior subordinated notes.  Interest is payable on the senior subordinated notes on June 1 and December 1 of each year and the senior subordinated notes will mature on June 1, 2011.  The senior subordinated notes were issued pursuant to an indenture containing financial, negative and affirmative covenants and requirements affecting us and our affiliates, including limits on our ability to incur additional indebtedness, pay distributions or dividends or make other types of restructured payments, sell assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, create liens and enter into new lines of business.

In October 2004, CBD Holdings issued $100.0 million of senior notes due in 2012 with an interest rate of 9 ¼%.  Interest on the senior notes is due semi-annually on January 15 and July 15, beginning on January 15, 2005.  The aggregate principal amount of the senior notes will be due on July 15, 2012.  The indenture governing the senior notes limits CBD Holdings’ ability to incur additional indebtedness, pay distributions or dividends or make other types of restricted payments, sell assets, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, create liens and enter into new lines of business.

Liquidity.  Our ability to make payments on our consolidated indebtedness, and to fund our working capital needs and planned capital expenditures will depend upon our ability to generate cash in the future.  This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Our liquidity could also be impacted by a decline in usage of printed yellow page directories.  While in the short term any impact could be offset by price increases, in the long term any such impact could limit our ability to meet our financial obligations.

Our ability to pay dividends or distributions to CBD Holdings is subject to the terms and restrictions set forth in the senior credit facility and the indenture governing the senior subordinated notes.  For example, under the terms of the senior credit facility, during any period that we are in default under the senior credit facility (including for failure to maintain required financial ratios) we would be prohibited from making distributions to CBD Holdings for the purpose of allowing CBD Holdings to make regularly scheduled interest payments on the senior notes.  Moreover, the terms of the senior credit facility currently do not permit us to make distributions to CBD Holdings in order to permit CBD Holdings to repurchase senior notes in connection with a change of control or asset sale as may be required under the indenture governing the senior notes.

Further, the terms of the indenture governing the senior subordinated notes significantly restrict us and our subsidiaries from paying dividends or distributions to CBD Holdings and otherwise transferring assets to CBD Holdings if the aggregate amount of such dividends, distributions and transfers, together with all other “restricted payments” made by us since July 1, 2003, would exceed the sum of an amount calculated pursuant to a formula taking into account, among other things, the amount of our consolidated cash flow since July 1, 2003.  Moreover, our ability to make any such dividends, distributions or other restricted payments requires that we (1) not be in default under the indenture and (2) be in compliance with the leverage ratio set forth in such indenture (which measures its ratio of indebtedness to consolidated cash flow).

In June and July 2003 as part of the 2003 recapitalization, we made to CBD Holdings aggregate distributions of approximately $128.3 million.  As part of the 2004 recapitalization, we made distributions to CBD Holdings of approximately $27.0 million.  As a result of these distributions, a significant amount of cash is unavailable to make payments on our indebtedness.  We have had, and expect to continue to have in the future, limited cash and cash equivalents on hand.  Our primary source of liquidity is, and is expected to continue to be, cash flow generated from operations as well as our ability to borrow up to $5.0 million under the revolving portion of the senior credit facility.  Following the payment of these distributions to CBD Holdings, we have limited capacity to make distributions to CBD Holdings in the near future.

Based on our current levels of operations, we believe that our cash flow from operations and available borrowings under the senior credit facility will be adequate to meet our consolidated liquidity for the foreseeable future and to permit us to make distributions to CBD Holdings to make scheduled interest payments on the senior notes.  We cannot assure you, however, that in the long-term our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the senior credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.  To the extent that such sources were not adequate to fund our liquidity needs, we would need to raise additional capital, restructure our indebtedness or cut costs in order to lower our liquidity needs.  If we consummate an acquisition, our debt service requirements could increase.  We may need to refinance all or a portion of our indebtedness on or before maturity.  We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.  We will require a significant amount of cash to service our debt and our ability to generate cash depends on many factors beyond our control.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of March 31, 2005, approximately 50% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.5 million.

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

Item 5. Legal Proceedings.

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

CBD MEDIA LLC

Date: May 13, 2005	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Vice President of Finance and Administration
and Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas A. Myers, Chief Executive Officer of CBD Media LLC certify that:

1.

I have reviewed this report on Form 10-Q of CBD Media LLC;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2005
	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John P. Schwing, Chief Financial Officer of CBD Media LLC certify that:

1.

I have reviewed this report on Form 10-Q of CBD Media LLC;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 13, 2005
	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media LLC hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the periodic report on Form 10-Q of CBD Media LLC for the quarter ended March 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media LLC.

Date: May 13, 2005
	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: May 13, 2005
	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.