Form 10-Q
period 2005-06-30
CBD MEDIA LLC
filed 2005-08-12
CIK 1253808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005, DECEMBER 31, 2004 AND JUNE 30, 2004

(Dollars in Thousands)

	June 30, 2005 (Unaudited)	December 31, 2004	June 30, 2004 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,496	$13,680	$16,030
Accounts receivable (net of allowance of $4,294, $4,520 and $3,881 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively)	14,256	6,843	15,383
Deferred directory costs	16,221	10,672	13,680
Prepaid expenses and other current assets	395	354	863
Related party receivable	1,413	1,209	993

Total current assets	48,781	32,758	46,949

PROPERTY AND EQUIPMENT (NET)	114	118	60

DEBT ISSUANCE COSTS (net of accumulated amortization of $3,049, $2,289 and $1,557 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively)	7,856	8,616	9,093

ADVANCE TO PARENT	-	3,188	-
GOODWILL	27,116	28,299	28,299

INTANGIBLE ASSETS (NET)	222,592	235,153	248,037

TOTAL ASSETS	$306,459	$308,132	$332,438

LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$962	$1,369	$1,274
Accrued liabilities	8,536	5,848	4,948
Deferred revenue	9,716	5,952	9,567
Other current liabilities	634	634	634
Related party payable	927	665	769

Total current liabilities	20,775	14,468	17,192

LONG-TERM DEBT	300,000	303,000	297,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	1,367	1,584	1,895

Total liabilities	322,142	319,052	316,087
MEMBER’S CAPITAL (DEFICIT):
Contributed capital	-	-	10,950
Retained earnings (deficit)	(15,683)	(10,920)	5,401

Total member’s capital (deficit)	(15,683)	(10,920)	16,351

TOTAL LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)	$306,459	$308,132	$332,438

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
NET REVENUE (includes net related party amounts of $1,210 and $1,241 for the three months ended June 30, 2005 and 2004, respectively and amounts of $1,337 and $1,370 for the six months ended June 30, 2005 and 2004, respectively)	$22,741	$22,860	$44,628	$44,608

COST OF REVENUE (includes related party amounts of $364 and $397 for the three months ended June 30, 2005 and 2004, respectively, and amounts of $569 and $612 for the six months ended June 30, 2005 and 2004, respectively)	8,343	9,017	16,321	16,946
AMORTIZATION AND DEPRECIATION	6,295	6,449	12,588	12,899
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $500 for the three months ended June 30, 2005 and 2004, respectively and amounts of $1,000 for the six months ended June 30, 2005 and 2004, respectively)	1,197	2,098	2,334	3,229

OPERATING INCOME	6,906	5,296	13,385	11,534
OTHER EXPENSES:
Interest expense	5,765	4,983	11,344	10,053
Interest income	(13)	(13)	(28)	(36)

Total other expenses	5,752	4,970	11,316	10,017

NET INCOME	$1,154	$326	$2,069	$1,517

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (DEFICIT) (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Member’s Capital (Deficit)
BALANCE AT DECEMBER 31, 2003	$11,673	$3,884	$15,557
NET INCOME		1,517	1,517
DISTRIBUTIONS TO MEMBER	(2,278)		(2,278)
CONTRIBUTION FROM MEMBER	1,555		1,555
BALANCE AT JUNE 30, 2004	$10,950	$5,401	$16,351

BALANCE AT DECEMBER 31, 2004	$-	$(10,920)	$(10,920)
NET INCOME		2,069	2,069
DISTRIBUTIONS TO MEMBER		(6,868)	(6,868)
CONTRIBUTION FROM MEMBER		36	36
BALANCE AT JUNE 30, 2005	$-	$(15,683)	$(15,683)

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,069	$1,517
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	12,588	12,899
Changes in certain working capital accounts
Accounts receivable	(7,617)	(8,356)
Prepaid expenses and other assets	719	434
Deferred directory costs	(5,549)	(2,758)
Accounts payable and other current liabilities	(145)	229
Accrued liabilities	3,871	(1,351)
Deferred revenue	3,764	4,096
Other	(217)	(223)

Net cash provided by operating activities	9,483	6,487

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures	(23)	-
Net cash used in investing activities	(23)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Member contributions	36	1,555
Distribution to Member	(3,680)	(2,278)
Debt issuance costs	-	(600)
Payments on borrowings	(3,000)	(11,600)

Net cash used in financing activities	(6,644)	(12,923)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,816	(6,436)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,680	22,466

End of period	$16,496	$16,030

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,131	$10,684

Cash paid for income taxes	$-	$25
Advance to Parent converted to a distribution	$3,188	$-

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount June 30, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(14,083)	(35,933)	(47)	(12,100)	(62,163)

Net amount at June 30, 2004	$37,917	$118,067	$153	$91,900	$248,037

Carrying amount December 31, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(16,657)	(43,633)	(57)	(14,700)	(75,047)

Net amount at December 31, 2004	$35,343	$110,367	$143	$89,300	$235,153

Carrying amount June 30, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(18,908)	(51,333)	(67)	(17,300)	(87,608)

Net amount at June 30, 2005	$33,092	$102,667	$133	$86,700	$222,592

Amortization of identifiable intangible assets for the next five years as of June 30, 2005 is as follows:

Period ending June 30:
2006	$24,841
2007	24,315
2008	23,855
2009	23,453
2010	23,100

The changes in the carrying amount of goodwill for the six months ended June 30, 2005, are as follows:

Balance at December 31, 2004	$28,299
Other	(1,183)
Balance at June 30, 2005	$27,116

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  In February 2004, the Company refinanced the tranche B term loan of its senior credit facility to adjust its interest rate, maturity date and eliminate the annual principal reduction requirement. In connection with the refinancing the Company capitalized financing fees of approximately $600.  In October 2004, the Company replaced the existing tranche C term loan with a $153,000 tranche D term loan (see Note 2).  Amortization of approximately $760 and $751 has been charged to interest expense for the six months ended June 30, 2005 and 2004, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $2,001, $2,218 and $2,529 at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

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

Concentration of Credit Risks—Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by its customers and, accordingly, does not ordinarily require collateral.

Revenue Recognition—Revenue is primarily the result of selling advertising that is subsequently placed in the Cincinnati Bell Yellow Pages. Revenues related to publishing directories are recognized using the “amortization method” under which revenues are recognized over the lives of the directories, generally twelve months. Deferred revenue relates to the sale of advertising to national advertisers which is billed in advance and recognized over the lives of the directories. Net revenue includes primarily estimated sales adjustments for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. The estimated sales adjustments are determined based on historical experience, current knowledge of customers with disconnected phone service, and customer complaints received.

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses, in the amount of approximately $0 and $53 for the six months ended June 30, 2005 and 2004, respectively.

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

Reclassifications- For comparative purposes certain prior year amounts have been reclassified to conform to current classifications.

2.

LONG-TERM DEBT

Long-term debt at June 30, 2005, December 31, 2004 and June 30, 2004 consisted of the following:

	June 30, 2005	December 31, 2004	June 30, 2004
8 5/8% Senior subordinated notes due 2011	$150,000	$150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 5.63%, 4.548%, and 3.4% at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. Due on December 31, 2009.	150,000	153,000	147,000

Total	$300,000	$303,000	$297,000

The Company has a revolving line of credit as part of the same senior credit facility as the term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  There were no borrowings outstanding on the revolving line of credit at June 30, 2005, December 31, 2004 or June 30, 2004.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

The fair value of the Company’s debt obligations was approximately $304,125, $311,250 and $305,625 as of June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

In February 2004, the Company refinanced its tranche B term loan with a tranche C term loan to adjust its interest rate to prime plus 1.25% or LIBOR plus 2.25%, maturity date and eliminate the annual principal reduction requirement.

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

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s operating agreement, certificate of formation or any provision of any material contract. Other restrictive covenants include leverage restrictions and interest coverage requirements. At June 30, 2005 and 2004, the Company was in compliance with the restrictive covenants.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$150,000
2011	150,000

TOTAL	$300,000

3.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Telephone, a member of CBD Holdings, provide the Company with billing, collection and distribution services. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were $569 and $612 for the six months ended June 30, 2005 and 2004, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising, printing and distribution services. Total gross fees for such services were $4,092 and $4,096, for the six months ended June 30, 2005 and 2004, respectively, which had net of related pass through expenses of $2,755 and $2,726 for the six months ended June 30, 2005 and 2004, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $1,000 for the six months ended June 30, 2005 and 2004.

The Company has an intercompany account with its parent, CBD Holdings.  At December 31, 2004, this amount primarily related to the funding of debt issuance costs and interest payments relating to CBD Holding’s $100 million of 9 ¼% senior notes issued in October, 2004.  The amount owed to the Company was due upon demand and carried no interest.  During the quarter ended March 31, 2005, the balance of the intercompany account was converted to a distribution.

4.

MANAGEMENT UNIT AWARDS AND INCENTIVE COMPENSATION

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

In April 2005 and 2004, the holders of the Class C units received aggregate tax distributions from the Company of approximately $36 and $1,555, respectively. As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the unvested incentive compensation upon a change in control.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the six months ended June 30, 2005 was approximately $365.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2005 and 2004.

Net Revenue. Net revenue for the three months ended June 30, 2005 was $22.7 million, consisting of $18.2 million in local advertising, $3.5 million in national advertising and $1.0 million in internet advertising. Net revenue for the three months ended June 30, 2004 was $22.9 million, consisting of $18.7 million in local advertising, $3.3 million in national advertising and $0.9 million in internet advertising.  The difference is primarily related to the decrease in local revenue from the directories published in June 2005 and the transfer of local accounts to national.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $0.9 million for the three months ended June 30, 2005 and 2004.  Adjustments as a percentage of total revenue were 4% for the three months ended June 30, 2005 and 2004.

Cost of Revenue. Cost of revenue was $8.3 million for the three months ended June 30, 2005 and $9.0 million for the three months ended June 30, 2004.  Cost of revenue represented 37% of net revenue for the three months ended June 30, 2005 and 39% of net revenue for the three months ended June 30, 2004.  The decrease is related to $0.1 million in reduced commissions due to lower sales level, a $0.2 million reduction in printing expenses due to lower paper prices and volume reduction, and $0.5 million of compensation expense related to the management units in 2004.

General and Administrative Expense. General and administrative expense was $1.2 million for the three months ended June 30, 2005 and $2.1 million for the three months ended June 30, 2004.  The difference is primarily related to $1.0 million of compensation expense related to the management units in 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.3 million for the three months ended June 30, 2005 and $6.4 million for the three months ended June 30, 2004.

Interest Expense. Interest expense was $5.8 million for the three months ended June 30, 2005 and $5.0 million for the same period in 2004.  The increase is primarily related to the increase in outstanding borrowings as a result of the recapitalization, which occurred on October 26, 2004, and the higher interest rate on the term loan facility.

Net Income. Net income was $1.2 million for the three months ended June 30, 2005 and $0.3 million for the same period in 2004.  The increase is primarily related to $1.5 million of compensation expense related to the management units in 2004.

Comparison of Results of Operations for the Six Months Ended June 30, 2005 and 2004.

Net Revenue. Net revenue for the six months ended June 30, 2005 was $44.6 million, consisting of $35.6 million in local advertising, $7.0 million in national advertising and $2.0 million in internet advertising; net revenue for the six months ended June 30, 2004 was $44.6 million, consisting of $36.2 million in local advertising, $6.6 million in national advertising and $1.8 million in internet advertising.  Net revenue’s composition changed as local revenue transferred to national and the increase in internet advertising was also offset by the decrease in local revenue.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $1.8 million for the six months ended June 30, 2005 and 2004.  Adjustments as a percentage of total revenue were 4% in 2005 and 2004.

Cost of Revenue. Cost of revenue was $16.3 million for the six months ended June 30, 2005 and $16.9 million for the six months ended June 30, 2004.  Cost of revenue was 37% of net revenue for the six months ended June 30, 2005 and 38% of net revenue for the six months ended June 30, 2004.  The decrease is primarily related to $0.5 million of compensation expense related to the management units in 2004 and a decrease in printing expense due to lower paper prices.

General and Administrative Expense. General and administrative expense was $2.3 million for the six months ended June 30, 2005 and $3.2 million for the six months ended June 30, 2004.  General and administrative expense was 5% of net revenue for the six months ended June 30, 2005 and 7% of net revenue for the six months ended June 30, 2004.  The difference is primarily related to $1.0 million of compensation expense related to the management units in 2004.

Depreciation and Amortization Expense. Depreciation and amortization expense was $12.6 million for the six months ended June 30, 2005 and $12.9 million for the six months ended June 30, 2004.

Interest Expense. Interest expense was $11.3 million for the six months ended June 30, 2005 and $10.1 million for the six months ended June 30, 2004.  The increase is primarily related to the increase in outstanding borrowings as a result of the recapitalization, which occurred on October 26, 2004, and the higher interest rate on the term loan facility.

Net Income. Net income was $2.1 million for the six months ended June 30, 2005 and $1.5 million for the six months ended June 30, 2004.  The increase is primarily related to compensation expense related to the management units in 2004.  This increase was partially offset by the increase in interest expense.

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

Total capital expenditures were $23,000 in 2005 and zero in 2004.  We anticipate that the amount of capital expenditures will remain at insignificant levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations.  Net cash provided by operations for the six months ended June 30, 2005, was $9.5 million as compared to $6.5 million for the same period in 2004.  The change was primarily due to the timing of payments for printing costs associated with the June directories.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing for the six months ended June 30, 2005, was $6.6 million as compared to $12.9 million for the same period in 2004.  The change was primarily due to a decrease in distributions to our member and a decrease in payments on borrowings offset by a decrease in member contributions.

Net Cash Provided by (Used in) Investing Activities.  Net cash used in investing activities was $23,000 for the six months ended June 30, 2005 and zero for the six months ended June 30, 2004.

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

The following tables outline the required financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility:

Period	Leverage Ratio Max.	Leverage Ratio at June 30, 2005
For each fiscal quarter from October 1, 2004 through December 31, 2005	8.25 to 1.00	7.55 to 1.00
January 1, 2006 through June 30, 2006	8.00 to 1.00
July 1, 2006 through December 31, 2006	7.75 to 1.00
January 1, 2007 through June 30, 2007	7.50 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at June 30, 2005
October 1, 2004 through September 30, 2005	3.25 to 1.00	2.77 to 1.00
October 1, 2005 through September 30, 2006	3.00 to 1.00
October 1, 2006 through September 30, 2007	2.75 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio – Min.	Interest Coverage Ratio at June 30, 2005
For each fiscal quarter from October 1, 2004 through December 31, 2007	1.50 to 1.00	1.87 to 1.00
For each fiscal quarter from January 1, 2008 through December 31, 2009	1.75 to 1.00

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of June 30, 2005, approximately 50% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.5 million.  The fair value of our debt obligations was approximately $304.1 million as of June 30, 2005.

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

CBD MEDIA LLC

Date: August 8, 2005	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Vice President of Finance and Administration and Chief Financial Officer

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

Date: August 8, 2005
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

Date: August 8, 2005
	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media LLC hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the periodic report on Form 10-Q of CBD Media LLC for the quarter ended June 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media LLC.

Date: August 8, 2005
	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: August 8, 2005
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