Form 10-Q
period 2005-09-30
CBD MEDIA LLC
filed 2005-11-10
CIK 1253808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005, DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

(Dollars in Thousands)

	September 30, 2005 (Unaudited)	December 31, 2004	September 30, 2004 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,528	$13,680	$14,062
Accounts receivable (net of allowance of $4,693, $4,520 and $4,565 at September 30, 2005, December 31, 2004 and September 30, 2004, respectively)	4,752	6,843	6,481
Deferred directory costs	13,933	10,672	14,767
Prepaid expenses and other current assets	419	354	661
Related party receivable	1,323	1,209	922

Total current assets	30,955	32,758	36,893

PROPERTY AND EQUIPMENT (NET)	132	118	92

DEBT ISSUANCE COSTS (net of accumulated amortization of $3,442, $2,289 and $1,908 at September 30, 2005, December 31, 2004 and September 30, 2004, respectively)	7,463	8,616	8,742

ADVANCE TO PARENT	-	3,188	-
GOODWILL	27,116	28,299	28,299

INTANGIBLE ASSETS (NET)	216,312	235,153	241,595

TOTAL ASSETS	$281,978	$308,132	$315,621

LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$607	$1,369	$994
Accrued liabilities	7,073	5,848	8,231
Deferred revenue	6,838	5,952	6,712
Other current liabilities	634	634	635
Related party payable	939	665	694

Total current liabilities	16,091	14,468	17,266

LONG-TERM DEBT	285,000	303,000	280,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	1,209	1,584	1,729

Total liabilities	302,300	319,052	298,995
MEMBER’S CAPITAL (DEFICIT):
Contributed capital	-	-	10,950
Retained earnings (deficit)	(20,322)	(10,920)	5,676

Total member’s capital (deficit)	(20,322)	(10,920)	16,626

TOTAL LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)	$281,978	$308,132	$315,621

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in Thousands)

	For the Three Months Ended Sept 30, 2005	For the Three Months Ended Sept 30, 2004	For the Nine Months Ended Sept 30, 2005	For the Nine Months Ended Sept 30, 2004
NET REVENUE (includes net related party amounts of $138 and $153 for the three months ended September 30, 2005 and 2004, respectively and amounts of $1,475 and $1,524 for the nine months ended September 30, 2005 and 2004, respectively)	$21,057	$21,746	$65,685	$66,354

COST OF REVENUE (includes related party amounts of $223 and $248 for the three months ended September 30, 2005 and 2004, respectively, and amounts of $792 and $860 for the nine months ended September 30, 2005 and 2004, respectively)	7,843	8,123	24,164	25,069
AMORTIZATION AND DEPRECIATION	6,296	6,449	18,884	19,348
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $500 for the three months ended September 30, 2005 and 2004, and amounts of $1,500 for the nine months ended September 30, 2005 and 2004)	1,096	2,176	3,430	5,405

OPERATING INCOME	5,822	4,998	19,207	16,532
OTHER EXPENSES:
Interest expense	5,846	4,736	17,190	14,789
Interest income	(10)	(13)	(38)	(49)

Total other expenses	5,836	4,723	17,152	14,740

NET INCOME (LOSS)	$(14)	$275	$2,055	$1,792

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Member’s Capital (Deficit)
BALANCE AT DECEMBER 31, 2003	$11,673	$3,884	$15,557
NET INCOME		1,792	1,792
DISTRIBUTIONS TO MEMBER	(2,278)		(2,278)
CONTRIBUTION FROM MEMBER	1,555		1,555
BALANCE AT SEPTEMBER 30, 2004	$10,950	$5,676	$16,626

BALANCE AT DECEMBER 31, 2004	$-	$(10,920)	$(10,920)
NET INCOME		2,055	2,055
DISTRIBUTIONS TO MEMBER		(11,493)	(11,493)
CONTRIBUTION FROM MEMBER		36	36
BALANCE AT SEPTEMBER 30, 2005	$-	$(20,322)	$(20,322)

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,055	$1,792
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	18,884	19,348
Amortization of debt issuance costs	1,153	1,102
Changes in certain working capital accounts
Accounts receivable	1,977	617
Prepaid expenses and other assets	(65)	(114)
Deferred directory costs	(3,261)	(3,845)
Accounts payable and other current liabilities	(488)	(51)
Accrued liabilities	2,408	1,857
Deferred revenue	886	1,240
Other	(375)	(388)

Net cash provided by operating activities	23,174	21,558

CASH FLOWS FROM INVESTING ACTIVITIES -
Capital expenditures	(57)	(39)
Net cash used in investing activities	(57)	(39)
CASH FLOWS FROM FINANCING ACTIVITIES:
Member contributions	36	1,555
Distributions to Member	(8,305)	(2,278)
Debt issuance costs	-	(600)
Payments on borrowings	(18,000)	(28,600)

Net cash used in financing activities	(26,269)	(29,923)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,152)	(8,404)

CASH AND CASH EQUIVALENTS:
Beginning of period	13,680	22,466

End of period	$10,528	$14,062

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,755	$11,987

Cash paid for income taxes	$7	$43
Advance to Parent converted to a distribution	$3,188	$-

Purchase adjustment to accrued liabilities and goodwill	$1,183	$-

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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

Property and Equipment—Depreciation is computed using the straight-line method over estimated useful lives ranging from three to five years.  Cost of revenue does not include depreciation of $16 and $7 for the three months ended September 30, 2005 and 2004, respectively.  Cost of revenue does not include depreciation of $42 and $22 for the nine months ended September 30, 2005 and 2004, respectively.

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount Sept. 30, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(15,370)	(39,783)	(52)	(13,400)	(68,605)

Net amount at Sept. 30, 2004	$36,630	$114,217	$148	$90,600	$241,595

Carrying amount December 31, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(16,657)	(43,633)	(57)	(14,700)	(75,047)

Net amount at December 31, 2004	$35,343	$110,367	$143	$89,300	$235,153

Carrying amount Sept. 30, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(20,033)	(55,183)	(72)	(18,600)	(93,888)

Net amount at Sept. 30, 2005	$31,967	$98,817	$128	$85,400	$216,312

Amortization of identifiable intangible assets for the next five years as of September 30, 2005 is as follows:

Period ending September 30:
2006	$24,192
2007	23,747
2008	23,359
2009	23,018
2010	22,720

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows:

Balance at December 31, 2004	$28,299
Other – Purchase adjustment	(1,183)
Balance at September 30, 2005	$27,116

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  In February 2004, the Company refinanced the tranche B term loan of its senior credit facility to adjust its interest rate, maturity date and eliminate the annual principal reduction requirement. In connection with the refinancing the Company capitalized financing fees of approximately $600.  In October 2004, the Company replaced the existing tranche C term loan with a $153,000 tranche D term loan (see Note 2).  Amortization of approximately $1,153 and $1,102 has been charged to interest expense for the nine months ended September 30, 2005 and 2004, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $1,843, $2,218 and $2,364 at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

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

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses, in the amount of approximately $0 and $59 for the nine months ended September 30, 2005 and 2004, respectively.

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

2.

LONG-TERM DEBT

Long-term debt at September 30, 2005, December 31, 2004 and September 30, 2004 consisted of the following:

	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004
8 5/8% Senior subordinated notes due 2011	$150,000	$150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 6.21%, 4.55%, and 3.94% at September 30, 2005, December 31, 2004, and September 30, 2004, respectively. Due on December 31, 2009.	135,000	153,000	130,000

Total	$285,000	$303,000	$280,000

The Company has a revolving line of credit as part of the same senior credit facility as the term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  There were no borrowings outstanding on the revolving line of credit at September 30, 2005, December 31, 2004 or September 30, 2004.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

The fair value of the Company’s debt obligations was approximately $288,375, $311,250 and $288,445 as of September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

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

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s operating agreement, certificate of formation or any provision of any material contract. Other restrictive covenants include leverage restrictions and interest coverage requirements. At September 30, 2005 and 2004, the Company was in compliance with the restrictive covenants.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$135,000
2011	150,000

TOTAL	$285,000

3.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Telephone, a member of CBD Holdings, provide the Company with billing, collection and distribution services. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were $792 and $860 for the nine months ended September 30, 2005 and 2004, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising, printing and distribution services. Total gross fees for such services were $4,809 and $4,852 for the nine months ended September 30, 2005 and 2004, respectively, which had related pass through expenses of $3,334 and $3,328 for the nine months ended September 30, 2005 and 2004, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $1,500 for the nine months ended September 30, 2005 and 2004.

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

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the unvested incentive compensation upon a change in control.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the nine months ended September 30, 2005 was approximately $548.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2005 and 2004.

Net Revenue. Net revenue for the three months ended September 30, 2005 was $21.1 million, consisting of $16.4 million in local advertising, $3.6 million in national advertising and $1.1 million in internet advertising. Net revenue for the three months ended September 30, 2004 was $21.7 million, consisting of $17.3 million in local advertising, $3.4 million in national advertising and $1.0 million in internet advertising.  The difference is primarily related to the decrease in local revenue from the directories published in June 2005 and the transfer of local accounts to national.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $0.8 million and $0.9 million for the three months ended September 30, 2005 and 2004, respectively.  Adjustments as a percentage of total revenue were 4% for the three months ended September 30, 2005 and 2004, respectively.

Cost of Revenue. Cost of revenue was $7.8 million for the three months ended September 30, 2005 and $8.1 million for the three months ended September 30, 2004.  Cost of revenue represented 37% of net revenue for the three months ended September 30, 2005 and 37% of net revenue for the three months ended September 30, 2004.  The decrease is related to a $0.4 million reduction in printing expenses due to lower paper prices and volume reduction.

General and Administrative Expense. General and administrative expense was $1.1 million for the three months ended September 30, 2005 and $2.2 million for the three months ended September 30, 2004.  The difference is primarily related to $1.1 million professional fees in connection with the examination of alternative capital structures.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.3 million for the three months ended September 30, 2005 and $6.4 million for the three months ended September 30, 2004.

Interest Expense. Interest expense was $5.8 million for the three months ended September 30, 2005 and $4.7 million for the same period in 2004.  The increase is primarily related to the increase in outstanding borrowings as a result of the recapitalization, which occurred on October 26, 2004, and the higher interest rate on the term loan facility.

Net Income. Net income was approximately zero for the three months ended September 30, 2005 and $0.3 million for the same period in 2004.  The change is a result of the items described above.

Comparison of Results of Operations for the Nine Months Ended September 30, 2005 and 2004.

Net Revenue. Net revenue for the nine months ended September 30, 2005 was $65.7 million, consisting of $52.0 million in local advertising, $10.5 million in national advertising and $3.2 million in internet advertising; net revenue for the nine months ended September 30, 2004 was $66.4 million, consisting of $53.6 million in local advertising, $10.0 million in national advertising and $2.8 million in internet advertising.  Net revenue’s composition changed as local revenue transferred to national and the increase in internet advertising was also offset by the decrease in local revenue.  The difference is primarily related to the decrease in local revenue from the directories published in June 2005.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $2.6 and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively.  Adjustments as a percentage of total revenue were 4% in 2005 and 2004.

Cost of Revenue. Cost of revenue was $24.2 million for the nine months ended September 30, 2005 and $25.1 million for the nine months ended September 30, 2004.  Cost of revenue was 37% of net revenue for the nine months ended September 30, 2005 and 38% of net revenue for the nine months ended September 30, 2004.  The decrease is primarily related to $0.8 million of a decrease in printing expense due to lower paper prices and volume reduction.  In addition, there was $0.5 million of compensation expense related to the management units in 2004.

General and Administrative Expense. General and administrative expense was $3.4 million for the nine months ended September 30, 2005 and $5.4 million for the nine months ended September 30, 2004.  General and administrative expense was 5% of net revenue for the nine months ended September 30, 2005 and 8% of net revenue for the nine months ended September 30, 2004.  The difference is primarily related to $1.0 million of compensation expense related to the management units in 2004 and $1.1 million of professional fees in connection with the examination of alternative capital structures.

Depreciation and Amortization Expense. Depreciation and amortization expense was $18.9 million for the nine months ended September 30, 2005 and $19.3 million for the nine months ended September 30, 2004.

Interest Expense. Interest expense was $17.2 million for the nine months ended September 30, 2005 and $14.8 million for the nine months ended September 30, 2004.  The increase is primarily related to the increase in outstanding borrowings as a result of the recapitalization, which occurred on October 26, 2004, and the higher interest rate on the term loan facility.

Net Income. Net income was $2.1 million for the nine months ended September 30, 2005 and $1.8 million for the nine months ended September 30, 2004.  The increase is primarily related to the decrease compensation expense related to the management units in 2004 and professional fees in connection with examination of alternative capital structure in 2004.  These decreases in expenses were partially offset by the increase in interest expense.

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

Total capital expenditures were $57,000 in 2005 and $39,000 in 2004.  We anticipate that the amount of capital expenditures will remain at insignificant levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations.  Net cash provided by operations for the nine months ended September 30, 2005, was $23.2 million as compared to $21.6 million for the same period in 2004.  The change is primarily due to the increased collection rate on accounts receivables.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing for the nine months ended September 30, 2005, was $26.3 million as compared to $29.9 million for the same period in 2004.  The change was primarily due to an increase in distributions to our member and a decrease in payments on borrowings.

Net Cash Provided by (Used in) Investing Activities.  Net cash used in investing activities was $57,000 for the nine months ended September 30, 2005 and $39,000 for the nine months ended September 30, 2004.

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

The following tables outline the required financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility:

Period	Leverage Ratio Max.	Leverage Ratio at Sept. 30, 2005
For each fiscal quarter from October 1, 2004 through December 31, 2005	8.25 to 1.00	7.40 to 1.00
January 1, 2006 through June 30, 2006	8.00 to 1.00
July 1, 2006 through December 31, 2006	7.75 to 1.00
January 1, 2007 through June 30, 2007	7.50 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at Sept. 30, 2005
October 1, 2004 through September 30, 2005	3.25 to 1.00	2.59 to 1.00
October 1, 2005 through September 30, 2006	3.00 to 1.00
October 1, 2006 through September 30, 2007	2.75 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio – Min.	Interest Coverage Ratio at Sept. 30, 2005
For each fiscal quarter from October 1, 2004 through December 31, 2007	1.50 to 1.00	1.65 to 1.00
For each fiscal quarter from January 1, 2008 through December 31, 2009	1.75 to 1.00

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of September 30, 2005, approximately 53% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.4 million.  The fair value of our debt obligations was approximately $288.4 million as of September 30, 2005.

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

CBD MEDIA LLC

Date: November 10, 2005	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Vice President of Finance and Administration and Chief Financial Officer

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

Date: November 10, 2005
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

Date: November 10, 2005
	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media LLC hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the periodic report on Form 10-Q of CBD Media LLC for the quarter ended September 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media LLC.

Date: November 10, 2005
	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: November 10, 2005
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