Form 10-K
period 2005-12-31
CBD MEDIA LLC
filed 2006-03-31
CIK 1253808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:333-107783

CBD MEDIA LLC

(Exact name of registrant as specified in its charter)

DELAWARE	02-0553288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

312 PLUM STREET, SUITE 900	45202
CINCINNATI, OHIO	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (513) 397-6794

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
N/A	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                          [  ]Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                      [X] Yes         [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

[  ] Large accelerated filer          [  ] Accelerated filer          [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                 [  ] Yes         [X] No

The registrant does not have any voting or non-voting common equity held by non-affiliates.

CBD MEDIA LLC
FORM 10-K
TABLE OF CONTENTS

PART I

This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for CBD Media LLC may differ materially from those discussed herein. Additional information concerning factors that could cause or contribute to such differences can be found in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere throughout this Annual Report, and in the “Risk Factors” section of CBD Media’s Registration Statement on Form S-4, Registration No. 333-107783, filed with the SEC on November 5, 2003.

As used herein, unless the context otherwise requires:

•

“CBD Media,” “we,” “us,” “our” or other similar terms refers to the business of CBD Media LLC;

•

“CBD Holdings” refers to CBD Media Holdings LLC, the parent of CBD Media LLC;

•

“Cincinnati Bell Inc.” refers to Cincinnati Bell Inc., which was known as Broadwing Inc. prior to a corporate name change effective May 27, 2003.

ITEM 1. BUSINESS

CBD Media

We are the twelfth largest directory publisher in the United States based on 2004 revenue. We are the exclusive directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd  largest metropolitan area in the country according to the 2000 U.S. Census. We believe our directories captured an 87% share of the 2004 total directory advertising spending in the Cincinnati-Hamilton metropolitan area. In 2005, we published fifteen yellow pages directories and distributed 2.4 million yellow pages directories to businesses and residences. We also offer integrated internet-based directory services to our consumers through the cincinnatibellyellowpages.com web site. In addition, we publish the white pages for Cincinnati Bell Telephone, the incumbent local exchange carrier in the Cincinnati-Hamilton metropolitan area for over 100 years, for whom we distributed 1.0 million copies in 2005. We generate our revenues primarily through the sale of advertising, and in 2005 had over 15,000 local advertising customers consisting primarily of small and medium-sized businesses, as well as approximately 1,200 national advertisers. For the twelve months ended December 31, 2005, our revenue was $86.8 million.  All measures of profits and total assets for CBD Media may be found in the Company’s financial statements included in this Form 10-K.  The Index to Financial Statements is located on page F-1.

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

The U.S. directory advertising industry has experienced stable and consistent revenue growth, with revenues for the industry increasing from approximately $5.8 billion in 1985 to approximately $15.9 billion in 2004, representing a compounded annual growth rate of approximately 5.5% for the period. We believe that print directories are, in many cases, the primary forms of advertising used by small and medium-sized businesses and are one of the most resilient forms of advertising in economic downturns. In addition, we believe that the annual publication cycle and the priority placement given to existing advertisers result in high customer retention rates by directory publishers even during poor economic times. During the last two recessions beginning in 1991 and 2001, the U.S. directory advertising industry experienced positive growth in spending, while other major forms of advertising media, including radio, television and newspaper, experienced spending declines.

Competitive Strengths

Dominant local market position.    We have superior printed directory usage and possession statistics in the Cincinnati-Hamilton metropolitan area. According to a 2005 study prepared for us by the University of Cincinnati, we are the preferred yellow pages directory of 94% of the population of the Greater Cincinnati metropolitan area and have residential and business possession rates of 95%. We believe these usage statistics are, in part, responsible for our high advertiser satisfaction rates (5 year average of 69.3% - top 2 boxes of “Excellent/Very Good”), as well as our average local advertiser retention rate of over 80% in the last five years, which we believe is the highest in our market and compares favorably to other directories published under the local exchange carrier brand nationwide. We expect that Cincinnati Bell Telephone’s established market position and strong brand name will allow us to sustain our market share, maintain high usage trends for our directories and attract additional high-quality advertisers in the future.

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

Strong financial profile.    Our business has been characterized by consistent revenue growth and high operating margins. Our revenue has increased since 1993, from approximately $58.7 million in 1993 to approximately $86.8 million in 2005, resulting in a compounded annual growth rate of approximately 3%. The stability of our financial results is driven by (i) our directory advertising sales, which are presold through one-year contracts typically paid on a monthly basis; (ii) our collection rate during the year ended December 31, 2005 of approximately 95% of gross accounts receivable, which we believe compares favorably to the collection rates of both other directories published under the local exchange carrier brand and independent directory publishers; (iii) our high advertising retention rates from existing customers, which have averaged over 80% over the last five years; and (iv) the fact that 85% of our operating expenses are tied to contracts with strategic partners and tend to be correlated with our revenue.

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

Attractive market demographics.    We believe that the Cincinnati-Hamilton metropolitan area has a growing economy, a stable base of employment and a high percentage of service-based businesses. We believe service-based businesses, as an industry group, are more favorably disposed to advertise in yellow pages directories. Economic growth in the Cincinnati-Hamilton metropolitan area tends to follow national averages very well.  Local Gross Regional Product (GRP) tends to increase 1.1% for every 1% increase in real Gross Domestic Product (GDP).  The 2004 unemployment rate for the Cincinnati-Hamilton metropolitan area was 5.3%, below the national unemployment rate of 5.5%, and 57% of newly created or retained jobs in 2001 were in the services industry. In addition, more than 370 Fortune 500 firms have a presence in Cincinnati, and ten of these firms have their headquarters in the region.

Diverse customer base.    We have a large, diversified yellow pages customer base. In 2005, we served more than 15,000 local and approximately 1,200 national advertisers through our fifteen yellow pages directories. We believe that the significance of the directory advertising medium to these customers, along with the diversity of our customer base, mitigates the effect of downturns in the economy or any individual sector of the economy on our business as our operations are not dependent on any one particular advertiser or industry segment. In 2005, no single advertiser represented more than 0.6% of our revenue and our largest topical directory heading accounted for only 5.2% of our total revenue. In addition, in 2005, our top ten topical directory headings accounted for approximately 23% of total revenue.

Significant value for our target advertisers.    We believe that directory advertising provides significant value to our customers and a value greater than that created by advertising in most other major forms of media. The 2.4 million yellow pages directories that were distributed to businesses and residences in 2005 represent a broad spectrum of potential users and, in turn, offer our advertisers significant local reach. Directory advertising is also directional in nature, which means consumers typically use directories immediately before making a purchase, creating a meaningful value for advertisers in the directory. As a result, according to CRM Associates, it was estimated that in 2002 directory advertising produced a higher median return on investment ($51 for every $1 spent) than advertising in most other major forms of media, including newspapers ($34), radio ($19), magazines ($17) and television ($10).

Experienced management team.    Our current management team has over 50 years combined experience with our business, with an average of approximately fourteen years of experience each. Our President and Chief Executive Officer, Douglas A. Myers, has worked at our business for the past seventeen years in a variety of positions prior to being appointed to his current role in 1999. John P. Schwing, our Chief Financial Officer, and David D. Miller, our Vice President of Sales and Operations, have served in senior management roles with us for the past twelve and sixteen years, respectively. The senior management’s relationships with the strategic partners involved in CBD Media’s operations are well-established and long-standing. In addition, each member of our senior management has an equity interest in our business.

Business Strategy

Increase revenue from existing local customer base.    We have historically achieved annual revenue growth by selling additional advertising or services to our existing local customer base of more than 15,000 local customers, comprised primarily of small to medium-sized service businesses. By offering a larger ad display, color text instead of black and white, improved display placement under a heading, a wide variety of specialty product offerings such as directory spine and back-cover advertising, and a full-array of Internet Yellow Pages offerings we have been successful in generating higher average revenue per customer over time, the key focus of our sales force.

Expand product offerings and value-added services.    We provide small and medium-sized businesses with a fully-integrated solution for their directory advertising needs. For many of our local advertisers, printed yellow pages advertising has historically been their primary or only means of advertising. Only 29% of our print customers currently advertise using our internet directory advertising site, cincinnatibellyellowpages.com. We have fully integrated this website in our local sales channel and have begun providing a bundled advertising product consisting of print and internet advertising to our customers. We believe that as the percentage of our customer base using our internet directory advertising products increases, we will be able to generate incremental revenue from these products. We are introducing additional advertising opportunities in our print directory product, such as front cover advertisements, which we expect will also allow us to generate additional incremental revenue from our customer base.

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

Industry

Directory advertising competes with all other forms of media advertising, including television, radio, newspapers, the internet, billboards and direct mail. The entire U.S. advertising market was estimated to be $188.2 billion in 2004, with directory advertising capturing an approximate 8.4% share of the advertising market. Unlike other forms of advertising, directory advertising is characterized as primarily directional advertising (which refers to advertising targeted at consumers who are actively seeking information and are prepared to purchase a product or service). Historically, the U.S. directory advertising industry has been dominated by the large publishing businesses of regional Bell operating companies, or RBOCs, and other incumbent local telephone companies.

Directory advertising market size

It is estimated that the U.S. directory advertising industry generated sales of approximately $15.9 billion in 2004. The industry is characterized by steady and consistent growth with advertising spending increasing at a 3.8%, 5.0% and 4.4% compounded annual growth rate over the last five, ten and fifteen years, respectively. The following chart depicts the estimated size and growth of the U.S. directory advertising industry since 1985:

U.S. directory advertising: 1985 - 2004

Year	Growth	Spending
	(Dollars in billions)

1985………………………......	—	$5.8
1986………………………......	12.1%	6.5
1987………………………......	12.3	7.3
1988………………………......	6.6	7.8
1989………………………......	7.1	8.3
1990………………………......	7.2	8.9
1991………………………......	2.9	9.2
1992………………………......	1.5	9.3
1993………………………......	2.1	9.5
1994………………………......	3.2	9.8
1995………………………......	4.6	10.2
1996………………………......	4.8	10.7
1997………………………......	5.8	11.4
1998………………………......	6.5	12.1
1999………………………......	9.1	13.2*
2000………………………......	8.1	14.3*
2001………………………......	5.4	15.0*
2002………………………......	1.3	15.2*
2003………………………......	0.9	15.4*
2004…………………………..	3.7	15.9*

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 1997 and 2005.

*Reported Yellow Pages Advertising revenue includes revenue from Publisher’s Internet yellow pages operations, and other Internet yellow pages spending.

Local versus national advertising

While directory advertising is sold on both a local and national basis, local advertising from small and medium-sized businesses constitutes the majority of directory advertising spending. As shown in the table below, in 2004, local directory advertising (including internet advertising by local customers) constituted approximately 84.2% of total spending for the U.S. directory advertising industry. This is consistent with our experience, where for the period from January 1, 2005 to December 31, 2005, local advertising (including internet advertising by local customers) accounted for approximately 84.4% of our total revenue.

Local versus national U.S. directory advertising: 1999 - 2004

	1999	% of total	2000	% of total	2001	% of total	2002	% of total	2003	% of total	2004	% of total	CAGR ‘99-‘04
	(Dollars in billions)
Local	$11.0	84.3%	$11.8	84.2%	$12.4	84.1%	$12.5	84.2%	$12.5	84.3%	$12.8	84.2%	2.9%
% growth yearly	8.3%		6.9%		5.3%		0.8%		(0.7%)		2.5%
National	$2.1	15.7%	$2.2	15.8%	$2.4	15.9%	$2.4	15.8%	$2.3	15.7%	$2.4	15.8%	3.1%
% growth yearly	9.1%		7.7%		6.1%		0.4%		(1.4)%		2.9%

Total	$13.1	100.0%	$14.0	100.0%	$14.8	100.0%	$14.9	100.0%	$14.8	100.0%	$15.2	100.0%	3.0%
% growth yearly	8.2%		7.0%		5.4%		0.8%		(0.8%)		2.6%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 2005.

Includes the directory businesses and print publisher's Internet Yellow Pages operations.

Competition within the industry

Presently, the industry can be divided into two major groups of directory advertising publishers: the directory businesses of RBOCs and other incumbent local telephone companies such as Cincinnati Bell Telephone, referred to as Incumbent Publishers, and independent publishers such as TransWestern Publishing Company LLC, the U.S. business of Yell Group Ltd. and McLeodUSA Media Group Inc. (which has been acquired by Yell Group Ltd.), referred to as Independent Publishers. Fueled by the Telecommunications Act of 1996, which assured access to telephone subscriber listings at nominal rates, and significant private equity investment, Independent Publishers have begun to consolidate and increase their market share. As shown in the table below, the Independent Publishers’ revenues have increased over the last five years, yet the Incumbent Publishers remain the dominant players, with an estimated 81.6% share of total 2004 revenue for the U.S. directory advertising industry.

U.S. directory market share: 1999 – 2004

	1999	% of total	2000	% of total	2001	% of total	2002	% of total	2003	% of total	2004	% of total
	(Dollars in billions)
Incumbent publishers(1)	$11.8	90.1%	$12.3	87.9%	$12.9	87.2%	$12.8	85.9%	$12.4	83.8%	$12.4	81.6%
% growth yearly	4.9%		4.9%		4.6%		(0.6)		(3.2%)		(0.1%)
Independent publishers	$1.3	9.9%	$1.7	12.1%	$1.9	12.8%	$2.1	14.1%	$2.4	16.2%	$2.8	18.4%
% growth yearly	43.8%		25.2%		12.0%		10.0%		14.1%		16.7%

Total	$13.1	100.0%	$14.0	100.0%	$14.8	100.0%	$14.9	100.0%	$14.8	100.0%	$15.2	100.0%
% growth yearly	8.2%		7.0%		5.4%		0.8%		(0.8%)		2.6%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 2005.

(1) Includes the directory businesses and print publisher's Internet Yellow Pages operations.

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

Competition with other media

We believe that one of the most compelling aspects of yellow pages directories is their ability to weather economic downturns more favorably than other forms of advertising. For example, during the last two recessions, beginning in 1991 and 2001, yellow pages directory advertising was one of the only media segments to show revenue growth. As the table below highlights, U.S. directory advertising industry spending increased 2.9% and 5.4% in 1991 and 2001, respectively, while other major media segments declined.

Advertising spending by media category: 1990 - 2004

Year	U.S. Directories(2)	Spending Growth	Television(1)	Spending Growth	Broadcast & Satellite Radio	Spending Growth	Newspaper	Spending Growth
	(Dollars in billions)
1990…………………	$8.9	—	$29.2	—	$8.7	—	$35.6	—
1991…………………	9.2	2.9%	28.3	(2.8)%	8.5	(2.9)%	33.6	(5.7)%
1992…………………	9.3	1.5	30.5	7.8	8.7	2.1	33.9	1.0
1993…………………	9.5	2.1	31.9	4.4	9.5	9.3	35.4	4.4
1994…………………	9.8	3.2	35.7	12.0	10.5	11.3	38.1	7.7
1995…………………	10.2	4.6	37.6	5.1	11.3	7.5	40.3	5.7
1996…………………	10.7	4.8	40.7	8.4	12.3	8.4	42.6	5.8
1997…………………	11.4	5.8	42.8	5.0	13.5	10.0	46.3	8.6
1998…………………	12.1	6.5	46.4	8.6	15.4	14.0	49.3	6.5
1999…………………	13.2	9.1	49.4	6.3	17.7	14.6	50.7	2.8
2000…………………	14.3	8.1	56.2	13.8	19.8	12.1	53.4	5.3
2001…………………	15.0	5.4	50.9	(9.5)	18.4	(7.3)	49.1	(8.0)
2002…………………	15.2	1.3	54.7	7.6	19.4	5.7	49.1	0.1
2003…………………	15.4	0.9	55.9	2.1	19.6	1.0	50.1	2.1
2004…………………	15.9	3.7	62.1	11.2	20.0	2.1	52.2	4.0
‘99-’04 CAGR		3.8%		4.7%		2.5%		0.6%

Source: Veronis Suhler Stevenson, Communications Industry Forecast, July 1997 and 2005.

(1)

Includes broadcast television and cable and satellite television; excludes barter syndication.

(2)

Includes Publisher’s Print and Internet Yellow Pages revenue, as well as other-related Internet Yellow Pages revenue for 1999 through 2004.

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

Long-term growth rates for the U.S. directory advertising industry also compare favorably to most other major media categories with a compounded annual growth rate of 3.8% from 1999 to 2004 versus a 2.7% average compounded annual growth rate during the same period for an aggregate of major forms of media consisting of newspaper, radio and television. According to CRM Associates, it was estimated that in 2002, directory advertising for the top 135 topical directory headings generated a median return on investment of $51 for every $1 spent, as compared to a median return on investment of $34 for newspapers, $19 for radio and $10 for television.

The Internet

Most major directory publishers, including us, operate an internet-based directory business, or IYP. The U.S. internet yellow pages market represented a small, but growing segment of the total U.S. directory advertising market in 2001 with total revenue of approximately $263 million, and was estimated to grow to $670 million in 2004.  The internet yellow pages that have succeeded in generating advertising revenue have generally been captive ventures of incumbent print directory publishers or have established sales relationships with incumbent directory publishers. Industry sources estimate that 71% of 2004 IYP revenues were generated by print publishers sales operations. Publishers have increasingly bundled online advertising with their traditional print offerings while applying some notional value to the online product. We expect IYP usage to continue to steadily grow in support of overall directory usage.

Markets and Directories

In 2005, we published sixteen directories, including yellow pages, white pages and other specialty directories, and distributed approximately 3.4 million copies, including 2.4 million yellow pages and 1.0 million white pages directories, to businesses and residences primarily in the Cincinnati-Hamilton metropolitan area, which includes local communities and counties surrounding Cincinnati and Northern Kentucky. Our directories are generally well-established in their communities and cover contiguous geographic areas to create a strong local market presence and to achieve selling efficiencies. The following table shows yellow pages directory services revenue and other data for the year ended December 31, 2005 for our directories in each area in which we operate:

Directory	Directory Services Revenue(1)	Percentage of Directory Services Revenue(1)	Total Circulation(2)
	(in thousands)
Greater Cincinnati…………………………….	$50,326	59.7%	803,000
Northern Kentucky……………………………	11,272	13.4	201,700
Butler County…………………………………	8,130	9.6	158,600
Clermont County……………………………...	5,422	6.4	116,200
Warren County………………………………..	1,589	1.9	145,600
The Work Book……………………………….	4,086	4.8	228,700
GGP/Harrison (2 directories)…………………	1,050	1.2	46,800
Neighborhood YPs (7 directories)……………	2,434	3.0	670,500

TOTAL	$84,309	100%	2,371,100

(1)

Excludes non-print related directory services revenue and white pages, which represented less than 1% of directory services revenue and included a total circulation of 1,029,000

(2)

Circulation based on initial and planned secondary delivery over life of publication.

Products

Our main product is printed directories, which generated approximately 95.2% of our total revenue for the year ended December 31, 2005. We also operate an internet-based directory, and offer audiotext and other direct marketing services.

Printed directories

In 2005, we published sixteen printed directories, consisting of:

•

Fourteen directories that contained a combination of yellow pages, business and/or residential white pages for the areas served, as well as display and other paid forms of advertisements;

•

One business-to-business directory (the Work Book) that contained yellow pages and business white page listings for select business-to-business and commercial businesses in the Cincinnati-Hamilton and Dayton regions, as well as display and other paid advertisements; and

•

One directory that contained only white pages, listing the names, addresses and phone numbers of residences and businesses in the area served, as well as limited paid advertising.  This directory is a contractual obligation with Cincinnati Bell Telephone and does not contribute revenues or expenses to CBD Media except for a fee charged to Cincinnati Bell Telephone for our services.

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

For the year ended December 31, 2005, we derived approximately 95.2% of our total revenue from the sale of advertising in our yellow pages directories. A full range of paid advertising products are available in our yellow pages directories, as set forth below:

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

o

Cover.    Premium location advertisements are available on the inside front and back cover and the outside back and front cover of a directory.

o

Spine.    Premium location advertisements are available on the spine of select yellow and white pages directories.

o

Tabs.    A full-page, double-sided, hardstock, full-color insert that is bound into and separates key sections of the directory. These inserts enable advertisers to achieve awareness and increase the amount of information displayed to directory users.

o

Tip-On.    Removable paper or magnet adhered to the front of the directory.

o

Banners.    A banner ad sold at the bottom of any page in the Community or Government sections of the print directory.

o

Ride-Alongs.    Promotional inserts that are packaged and distributed along with the directories during initial and secondary deliveries.

o

Talking Yellow Pages.    An Audiotext product that is bundled and sold as sponsorships at select high usage headings.

o

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

Internet-based directory and electronic products

Although we remain primarily focused on our printed directories, we also market an internet-based yellow pages directory (IYP), www.cincinnatibellyellowpages.com, to our advertisers. We believe that cincinnatibellyellowpages.com is the leading internet yellow pages directory in our market. For the year ended December 31, 2005, our internet-based directory services generated approximately 5% of our total revenue and had an average of 370,000 monthly yellow pages searches. All of the listings in our printed directories also appear in our internet-based directory, which is available to users at no additional charge to our advertisers. The content we create for our printed directories, which we also post on our website, as well as the unique content within our semi-custom websites, our packaging of search engine marketing programs, and traffic-generating distribution relationships makes us competitive on the internet.

As in our printed directories, businesses may pay to enhance their listings or enhance their listing placement on  cincinnatibellyellowpages.com and for other premium advertising products.  Options that are available on our website include pay per click placements on National search engines, semi-custom web sites, category sponsorships, keyword advertising enhanced listings, replicated print advertisements, website links, banner ads and traffic packages on affiliate IYP platforms. We view our internet-based directory as a complement to our print product rather than as a stand-alone business. We believe that increased usage of internet-based directories will continue to support overall usage of the directory business.  At this time leveraging the key assets of the sales channel and products as a single solution continues to make strategic sense at this time.

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

Sales and Marketing

The marketing of directory advertisements is primarily a direct sales business that requires both maintaining existing customers and developing new customers. Renewing customers comprise our core advertiser base, and a large number of these customers have advertised in our directories for many years. In 2005, we retained over 81.5% of our local advertisers from the previous year. We believe that this high renewal rate reflects the importance of our directories to our local customers, for whom yellow pages directory advertising is, in many cases, the primary form of advertising.

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

In addition to our locally-based sales personnel, L.M. Berry manages a separate sales channel to serve our approximately 1,200 national advertisers. National advertisers are typically national or large regional chains, such as rental car companies, insurance companies and pizza delivery businesses, that purchase advertisements in many yellow pages directories in multiple geographical regions. In order to sell to national advertisers, we retain the services of third-party certified marketing representatives, or CMRs. CMRs design and create advertisements for national companies and place those advertisements in yellow pages directories nationwide. Some CMRs are departments of general advertising agencies, while others are specialized agencies that focus solely on directory advertising. The national advertiser pays the CMR, which then pays us after deducting its commission. We have relationships with approximately 200 CMRs and employ one national sales manager to manage our selling efforts to national customers. For the national sales function, L.M. Berry manages order processing, updates and maintains advertising rates, supports CMR relationships and generates sales reports and analyzes national advertising sales performance.

With respect to pre-press services, L.M. Berry provides services including ad design and production, page layout, pagination, advertising inventory control, customer acknowledgement preparation and mailing, quality review of final page proofs, production scheduling and provisioning and forwarding of completed directory products to the printer.

L.M. Berry is compensated for its services on a commission basis, consisting of a base commission and incentive commission. In addition, we pay L.M. Berry an annual prepress fee. For the year ended December 31, 2005, we paid L.M. Berry approximately $15.4 million for its services to us. L.M. Berry’s performance is measured through a system of key performance indicators, which monitor our revenue growth, advertiser contact and satisfaction and production cycle time, among other things. Based on the annual results of these key performance indicators, we may terminate the agreement or L.M. Berry may earn additional compensation for exceeding performance levels. In addition, during the term and for one year following the expiration or termination of the agreement, L.M. Berry and its parent company, BellSouth Advertising and Publishing Company, and all of its majority owned subsidiaries may not compete with us in the service area covered by the agreement.

Billing and Collection Services

In connection with the purchase of the directory publishing assets of Cincinnati Bell Directory from Cincinnati Bell Inc., we entered into a billing and collection services operating agreement with Cincinnati Bell Telephone, the local exchange carrier subsidiary of Cincinnati Bell Inc. Pursuant to this billing and collections services operating agreement, Cincinnati Bell Telephone continues to bill and collect, on our behalf, amounts owed by our customers in connection with our directory services and sweeps cash to us on a daily basis. For customers for whom Cincinnati Bell Telephone is the provider of local telephone service, Cincinnati Bell Telephone bills the customer on the same billing statement that it bills the customer for its local telephone service. For the year ended December 31, 2005, we paid Cincinnati Bell Telephone approximately $1.1 million for its services to us. In addition, Cincinnati Bell Telephone has agreed not to provide similar services to any of our competitors during the term of the agreement. This billing arrangement will continue until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the end of the initial term. Either party may also terminate this agreement if the other party commits a material breach that is not cured within sixty days of written notice of the breach. As part of the agreement, Cincinnati Bell Telephone also agreed to meet certain service level requirements with the goal of ensuring high quality service under objectively agreed upon standards. If Cincinnati Bell Telephone fails to meet these service level requirements, we may have the right to receive credits towards the fee payments that we owe under the agreement. Cincinnati Bell Telephone prepares a regular monthly report summarizing its collections and settlements effort and service performance, including service level requirement statistics.

Printing, Paper and Distribution

Quebecor Agreement

Quebecor World Directory Sales Corporation prints all of our directories. Our directories are typically printed two months before delivery. Our current contract with Quebecor began in January 1999 and expires on December 31, 2011, at which time the contract may be extended by mutual agreement for up to two additional years. Under the agreement, Quebecor provides us with printing services, including white pages and miscellaneous photocompilation, plating, presswork, binding and other services for each of our directories. Small size directories are produced by Quebecor in its Waukee, Iowa facility, while full to midsize directories and photocompilation are primarily manufactured at Quebecor’s Hazleton, Pennsylvania facility. Quebecor’s services are performed in accordance with specifications set forth in the agreement, which we may change upon written notice to Quebecor provided the changes do not materially adversely affect its business and we provide a reasonable time to effect the changes. We have the opportunity to access Quebecor’s facilities during work hours to review its quality systems and to make observations. Quebecor also agrees to host semi-annual sessions to target quality improvement. For the year ended December 31, 2005, we paid Quebecor approximately $7.3 million for its services to us. Quebecor agreed to indemnify us for third-party intellectual property infringement and certain other claims related to the printing services, including a certain amount of losses or expenses arising out of our customers’ claims of errors or omissions in the directories caused by Quebecor.

DDA Agreement

We have entered into a directory delivery agreement with Directory Distributing Associates, Inc. (DDA), under which DDA distributes our printed directories and other collateral advertising material to consumers in our service territories, including Ohio, Kentucky and Indiana, by hand or mail delivery. The distribution typically commences each May and October of a given year for the June and November sales campaigns, respectively. This agreement which originally expired on December 31, 2005, has been mutually extended for the two (2) one-year extension terms as provided for in the Agreement.  The new effective expiration date is December 31, 2007.  We may terminate all or part of the agreement if DDA fails to deliver the directories within the specified time frame or upon a breach of another term, condition or provision of the contract not cured within ten days of receipt of notice of breach. We may also terminate at our convenience upon payment of any amount due to DDA for services provided and costs incurred. During the term, DDA may not distribute any other directory to our customers. As part of its directory distribution services, DDA is responsible for hiring, training, compensating and terminating personnel or contractors used to perform the services, as well as other matters related to such persons or businesses, organizing delivery stations in each delivery area, coordinating shipping and shipping instructions, having and being responsible for delivery equipment, trucks and labor and conducting telephone quality checks to monitor performance.

We reimburse DDA for direct expenses indicated in the agreement and pay DDA an additional annual fixed fee (negotiated at the beginning of each calendar year) for each metropolitan and suburban distribution. For the year ended December 31, 2005, we paid DDA $1.4 million for their services to us. To measure DDA’s performance and ensure that we receive quality service, we have established a system of performance measures, including delivery timing benchmarks, customer satisfaction, claimed possession, delivery quality and delivery packaging that are measured each year. Based on the results of these performance measures, we may grant DDA a contract extension, award it a bonus or terminate the agreement.

Customers

In 2005, more than 15,000 local businesses purchased advertising in our printed directories. Approximately 80% of our revenue for the year ended December 31, 2005 was generated by the sale of advertising in our printed directories to local businesses, which are generally small and medium-sized enterprises.

We do not depend to any significant extent on the sale of advertising to a particular industry or to a particular advertiser.  The diversity of our customer base reduces exposure to adverse economic conditions that may affect particular geographic regions or particular industries and provides additional stability in operating results. The table below, which sets forth 2005 information relating to our largest directory headings, demonstrates the diversity of our customer base:

Directory heading	Percentage of total revenue	Number of advertisers
Attorneys……………………………………………………..	5.2%	523
Physicians & Surgeons Guide………………………………..	3.0	582
Insurance……………………………………………………..	3.0	674
Dentists……………………………………………………….	2.5	510
Plumbing Contractors………………………………………..	1.8	209
Storage………………………………………………………..	1.8	138
Physicians & Surgeons - MD………………………………...	1.6	518
Attorneys – Specialty Guide…………………………………	1.4	250
Automobile Dealers – New…………………………………..	1.3	163
Mortgage……………………………………………………..	1.2	178
Total………………………………………………………….	22.8%	3,745

We enjoy high local advertiser retention rates. From 2000 to 2005, our average annual customer retention rate remained stable at approximately 84%, including the loss of advertisers as a result of business failures, which equaled approximately 5% in 2004. We believe this retention rate compares favorably to the retention rates of our competitors. The loss of advertisers was partially offset by the addition of new customers. Increases in total advertising spending and average dollars spent per advertisement also partially offset any net loss of advertisers.

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

Competition

The U.S. directory advertising industry is competitive. We compete with many different advertising and other media, including newspapers, radio, television, the internet, billboards, direct mail and other yellow pages directory publishers. In total, there are five directory publishers we compete against, and we estimate that we have the dominant market share with over 85% of the market revenue.  We compete with these publishers on value, quality, features, distribution and brand.  Additionally, a new competitor, Verizon Information Services (SuperPages brand), entered the Cincinnati marketplace in 2004.  Verizon published two directories in 2004 that overlay our coverage.  While we understand their interest in the Cincinnati market has been sold, we do not know the intentions of the new ownership.

In connection with the acquisition, we entered into a licensing agreement and a non-competition agreement with Cincinnati Bell Inc., formerly the sole shareholder of Cincinnati Bell Directory, and a white pages publishing agreement with Cincinnati Bell Telephone. Under the license agreement, we have the exclusive right to the trademark “Cincinnati Bell Directory” in the conduct of our directory business in the Cincinnati-Hamilton metropolitan area until 2022. We believe the brand recognition afforded to us under the incumbent telephone company’s brand differentiates our directories from our independent competitors and provides a competitive advantage that leads to broader distribution, higher usage of our directories by end-users and long-term relationships with our customers.

Under the non-competition agreement, which remains in effect until 2012, Cincinnati Bell Inc. and its subsidiaries and affiliates are contractually prohibited from competing with us in the directory publication business in the Cincinnati-Hamilton metropolitan area until March 2012. This prohibition extends to our entire telephone directory business in that territory, whether conducted in written or electronic form, or displayed on the Internet or other dissemination device, including all primary, metro and suburban, business to business and underlay; all products and services related to the foregoing; and all Internet initiatives, websites, web hosting, web design and similar activities relating to the foregoing which existed when we acquired the business from Cincinnati Bell Inc.. In addition, if Cincinnati Bell Inc. or any of its subsidiaries or affiliates engages in the directory publishing business (as was conducted immediately prior to our acquisition in March 2002) in the Cincinnati-Hamilton metropolitan area at any time after the expiration of the non-competition agreement in March 2012 or upon any termination of that agreement prior to that time, Cincinnati Bell Inc. is obligated, under the terms of the asset purchase agreement, to pay us 85% of all revenues resulting from such business through the earlier of 2022 or the termination of our license agreement pursuant to its terms. See “Risk Factors—The loss of any of our key agreements with Cincinnati Bell Inc. or its wholly-owned subsidiary, Cincinnati Bell Telephone, could have a material adverse effect on our business.”

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

Employees

As of December 31, 2005, we employed eleven full-time employees. We consider relations with our employees to be good.

Item 1A.  Risk Factors

According to a report produced by the Kelsey Group dated March 17, 2004, from 1995 through 2003, the overall usage of printed yellow pages directories in the United States declined, while usage stabilized between 2001 and 2003.  We believe factors such as the increased usage of Internet-based directories and the proliferation of wireless devices offering yellow pages-like content have caused these declines and that these factors may cause further declines in usage, possibly at accelerated rates.  We currently derive substantially all of our revenues from our printed yellow pages directories.  A decline in the usage of our printed yellow pages directories could:

•

impair our ability to maintain or increase our advertising prices;

•

cause businesses that purchase advertising in our yellow pages directories to reduce or discontinue those purchases and

•

discourage businesses that do not purchase advertising in our yellow pages directories from doing so.

Any of these consequences, or a combination of them, could have a material adverse effect on our revenues, results of operations and financial condition.  In addition, a decline in the number of businesses that purchase advertising from us, whether as a result of the factors described above or other factors, could affect our revenues.  In the past we have experienced such declines and may continue to do so in the future.  We cannot assure you that further declines will not have a material adverse effect on our results of operations and financial condition.

Our significant dependence on third-party service providers could materially and adversely affect us.

Substantially all of our operations are outsourced to third-party service providers, and we are dependent upon the performance of third parties for the following key components of our operations:

•

sales of advertising;

•

printing of directories;

•

distribution and delivery of directories; and

•

billing and collection

We must rely on the information and other systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work.  A failure in the systems of our third-party service providers or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel could have a material adverse effect on our business, results of operations and financial condition.  For example, L.M. Berry and Company is, and since 1996 has been, our exclusive sales agent for local advertising.  As our exclusive sales agent for local advertising, L.M. Berry expends significant resources and management time in identifying and training its sales representatives and is required to employ an adequate sales force and support staff to sell our directory advertising and to provide customer support to our local advertisers.  L.M. Berry’s ability to attract and retain qualified sales personnel depends, however, on numerous factors, including factors that we cannot control.  A loss of significant number of experienced sales representatives would likely result in reduced sales of advertising in our directories and could materially adversely affect our business.  In addition, we are a party to a contract with Quebecor World Directory Sales Corporation for the printing of our directories which expires on December 31, 2011.  Because of the large print volume and specialized binding of directories, there are only a small number of companies in the printing industry that could service our needs.  Accordingly, the inability or unwillingness of Quebecor to provide services to us on acceptable terms or at all could have a material adverse effect on our business.

While we are parties to long-term contracts with the third partiers who provide key operational services to us, we may not be able to maintain our current relationships with these or any other third-party service providers.  If we were to lose the services of any of our key third-party service providers, we would be required either to hire sufficient staff to perform the provider’s services in-house or to find an alternative service provider.  In some cases, such as the printing of our directories, it would be impracticable for us to perform the function internally.  Even when practicable, in the event we were required to perform any of the services that we currently outsource, we may not be able to perform them on a cost effective basis.  In each case, there are a limited number of alternative third-party service providers, if any.

The loss of any of our key agreements with Cincinnati Bell Inc. or its wholly-owned subsidiary, Cincinnati Bell Telephone Company, could have a material adverse effect on our business.

In connection with the acquisition of our business from Cincinnati Bell Inc., we entered into a series of contracts with Cincinnati Bell Inc. and Cincinnati Bell Telephone, including, but not limited to, a trademark license agreement, a non-competition agreement, a subscriber list information license agreement, a white pages publication and distribution agreement, a billing and collection services agreement.  An affiliate of Cincinnati Bell Inc., Cincinnati Bell Inc. Holdings, retains a 2.5% equity interest in CBD Holdings.  Under the trademark license agreement, Cincinnati Bell Inc. has granted us a royalty-free, exclusive right to the trademark and service mark “Cincinnati Bell Directory” in our publication area.  In addition, Cincinnati Bell Inc. has granted us a royalty-free, non-exclusive right to use other trademarks, trade names and service marks in our publication area.  The agreement commenced in March 2002 and will remain in effect until March 2012, at which time it may be automatically renewed for an additional ten-year term at our discretion.  We consider the “Cincinnati Bell” name to have substantial branding value in our publication area.  If we were to lose our right to the “Cincinnati Bell” brand under the license agreement, it could have a material adverse effect on the usage of our directories and on our ability to sell advertising either of which could have a material adverse effect on our revenue, results of operations and financial condition.  In addition, the loss of our right to use the “Cincinnati Bell Directory” trademark could constitute an event of default under the senior credit facility.

Under the non-competition agreement, Cincinnati Bell Inc. has agreed that neither it nor its subsidiaries or affiliates will own, manage, join, operate or control or participate in the ownership, management, operation or control of, or be connected as a director, officer, employee, partner consultant or advisor with, or permit their names to be used by, any business that competes with our business as constituted at the time of the acquisition in our publication territory.  This agreement commenced in March 2002 and will expire in March 2012.  We are entitled to injunctive relief should Cincinnati Bell Inc. breach its obligation not to compete with us.  If Cincinnati Bell Inc. were to breach this agreement and our remedies prove inadequate, it could have a material adverse effect on our business.

Under the billing and collection services agreement, Cincinnati Bell Telephone bills our customers on our behalf and collects payments from them.  Our contract with Cincinnati Bell Telephone commenced in March 2002 and continues until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the initial term.  If Cincinnati Bell Telephone were unable or unwilling to provide billing and collection services and we were unable to promptly transition to a new billing system or to an alternative service provider, we may not be able to collect our unpaid receivables which could have a material adverse effect on our results of operations and cash flow.  We believe our collection efforts are enhanced because Cincinnati Bell Telephone collects on our behalf and therefore our inability to use Cincinnati Bell Telephone would have a material adverse effect on our business.

Under the white pages publication agreement, we are the exclusive publisher of, and distributors and sales agent for, the white pages directories for Cincinnati Bell Telephone.  The agreement commenced in March 2002 and will remain in effect until March 2012 at which time it will automatically renew for an additional ten-year term at our discretion.  If Cincinnati Bell Inc. were to breach this agreement and our remedies prove inadequate, it could have a material adverse effect on our business.

If Cincinnati Bell Inc. or Cincinnati Bell Telephone were to seek protection under the U.S. bankruptcy laws, our agreements with Cincinnati Bell Inc. or Cincinnati Bell Telephone, as the case may be, could adversely affected.  For example, Cincinnati Bell Inc. or Cincinnati Bell Telephone could seek to reject their respective agreements with us as executory contracts under U.S. bankruptcy law.  If the bankruptcy court were to hold that any such contract was executory, Cincinnati Bell Inc. or Cincinnati Bell Telephone, as the case may be, could void its obligations under the contract.  While we might have a claim for damages against Cincinnati Bell Inc. or Cincinnati Bell Telephone in this circumstance, such damages, if any, may not be sufficient to compensate us for the loss of any rejected contract.  Moreover, in the case of the license agreement and the non-competition agreement, our inability to enforce our rights under those agreements could cause irreparable damage to our business.  Our collection of cash under the billing and collection services agreement also could be adversely affected if a bankruptcy court, in a case involving Cincinnati Bell Telephone as a debtor, were to rule that amounts collected on our behalf by Cincinnati Bell Telephone became property of Cincinnati Bell Telephone prior their payment to us.  In that event, the bankruptcy could determine that (1) any amounts (a) billed but not collected prior to the commencement of the bankruptcy case, or (b) collected but not remitted to us prior to the commencement of the bankruptcy case were property of Cincinnati Bell Telephone for which we would have only an unsecured claim and (2) any amounts paid to us by Cincinnati Bell Telephone during the 90-day period prior to the bankruptcy could be recovered from us as a preference.  In addition, we could experience delays in obtaining payment of amounts that Cincinnati Bell Telephone collects on our behalf after such a bankruptcy filings.

We focus exclusively on the Cincinnati-Hamilton metropolitan area, and consequently we may be subject to greater business risk than more geographically diversified directory publishers.

Our directory publishing services are concentrated in the Cincinnati-Hamilton metropolitan area, and we do not expect that we will expand our operations in the foreseeable future.  As a result, we will likely continue to be entirely dependent upon our Cincinnati-Hamilton operations for all of our cash flow.  Because our operations focus on a single market, we may be subject to greater risks than a geographically diversified directory publishing company as a result of:

•

a downturn in local or regional economic conditions;

•

an increase in competition in our area;

•

changes in local and state governmental laws and regulations; and

•

natural and other disasters in our area

Competition from other directory publishers and other forms of advertising media could materially and adversely affect us.

We derive substantially all our revenues from the sale of advertising which is placed in our printed directories, our electronic directories on CD-ROM or on www.cincinnatibellyellowpages.com, our Internet-based directory.  In the Cincinnati-Hamilton metropolitan area, we compete with a number of independent directory publishers, including Yell Group plc.  Our Internet-based directory competes with other yellow pages publishers’ Internet-based directories, Internet portal sites providing classified directory information, such as Yahoo!, Google and America Online, with pure-play independent Internet-based yellow pages such as Switchboard.com and Yellowpages.com and with vertical players such as Citysearch.com and Zagat.com some of which have entered into affiliate agreements with other major directory publishers.  In the future, other directory publishers could elect to publish directories in the Cincinnati market and other competitors to our Internet-based directory could emerge.  A new competitor, Verizon Information Services (SuperPages brand), began selling print advertising in the Cincinnati marketplace during the first quarter of 2004.  They published two directories in September 2004 that overlay our coverage area.  While we understand their interest in the Cincinnati market has been sold, we do not know the intentions of the new ownership.  We may not be able to compete effectively with any of our existing or future competitors, may of which will have greater resources than we do.  In addition, we also compete against other media, including newspapers, radio, television, the Internet, billboards and direct mail, for advertising, and we may not be able to compete successfully against these and other media for such advertising.

A decline in the dominance of Cincinnati Bell Telephone Company could adversely affect our business.

The Telecommunications Act of 1996 effectively opened local telephone markets to increased competition.  Consequently, Cincinnati Bell Telephone may not remain the dominant local telephone service provider in its local service area.  If Cincinnati Bell Telephone were no longer the dominant local telephone service provider in its local service area, we may not realize some of the anticipated benefits under our trademark license agreement, subscriber list information license agreement and billing and collection services agreement with Cincinnati Bell Telephone.  A decrease in the benefits we realize from these agreements could have a material adverse effect on our business.

Fluctuations in the price of paper could adversely affect our cost of revenue, results of operations and cash flows.

The principal raw material used in producing our printed directories is paper.  For the year ended December 31, 2005, paper costs comprised approximately 4.9% of our net revenue and 12.9% of our cost of revenue.  We obtain our supply of paper through Quebecor under our agreement with it for the printing and binding of our directories, although we retain the right to purchase paper from other providers.  Under the Quebecor agreement, we have the option to purchase paper at prevailing spot market prices or lock in a fixed price for a two-year period.  As of December 31, 2005 we had elected to purchase paper at prevailing spot market prices.  We do not engage in hedging activities to limit our exposure to paper price increases.  The price of paper may fluctuate significantly in the future.  Changes in the supply of, or demand for, paper could affect delivery times and prices.  We may not be able to continue to purchase paper at reasonable prices and any increases in the cost of paper may have a material adverse effect on our cost of revenue, results of operations and cash flows.

Our practice of extending credit to small and medium-sized businesses may result in sales adjustments and could have a material adverse effect on our financial position, results of operations and cash flows.

For the year ended December 31, 2005, approximately 83% of our net revenue was generated through the sale of advertising to local businesses, which are generally small and medium-sized businesses.  In the ordinary course of our directory operations, we extend credit to these customers for advertising purchases.  As of December 31, 2005, we had approximately 15,000 customers to which we extended credit with an average amount due per customer of approximately $644.  Full collection of delinquent accounts can take many months or may never occur.  For the year ended December 31, 2005, sales adjustments for our customers amounted to $3.5 million, or approximately 4% of our revenue.  Small and medium-sized businesses tend to have fewer financial resources and higher rates of failure than do larger businesses.  Although our historical sales adjustments have been approximately 4.4%, our practice of extending credit to small and medium-sized businesses may result in significantly higher sales adjustments in the future which could have a material adverse effect on our financial position, results of operations and cash flows.

Our sales of advertising to national accounts is coordinated by third parties that we do not control.

Approximately 16% of our net revenue for the year ended December 31, 2005 was derived from the sale of advertising to national or large regional chains, such as rental car companies, automobile repair shops and pizza delivery businesses, that purchase advertising in several of our directories.  We sell advertising to these accounts through approximately 220 certified marketing representatives, or CMRs.  CMRs are independent third parties that act as agents for national companies, design their advertisements, arrange for the placement of those advertisements in directories and provide billing services.  Our relationships with our national and large regional advertisers depend significantly on the performance of these third-party CMRs whom we do not control.  Any decline in the performance of the CMRs with whom we contract could harm our ability to generate revenue from our national and large regional accounts and could have a material adverse effect on our results of operations.

Given our limited number of employees, the loss of key personnel could have a material adverse effect on our business due to their specific knowledge associated with CBD Media the yellow pages industry.

Our current management team has over 50 years combine experience.  Our business depends upon the continued efforts, abilities and expertise of our executive officers, Douglas A. Myers, John P. Schwing and David D. Miller, each of whom has served in the management of our business for many years and has relationships with one or more of our strategic partners.  We believe that the loss of one or more of these individuals could have material adverse effect on our business.  While these key individuals each have a five-year employment agreement, effective March 7, 2002 in the case of Mr. Myers and March 8, 2003 in the cases Messrs. Schwing and Miller, they do represent three of eleven employees, or 27% of the Company’s workforce.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

ITEM 2. PROPERTIES

The table below provides a summary of our leased facilities as of December 31, 2005. Currently, we do not own any real property.

Location	Total Square Feet	Lease Expiration	Principal Function
312 Plum Street, 9th Floor, Cincinnati, OH	5,600	April 2007	Headquarters and administration
2130 Western Ave., Cincinnati, OH	10,250	May 2012	Secondary delivery & Distribution Customer Service

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for CBD Media’s membership units, and it is not expected that such a market will develop in the future. As of December 31, 2005, CBD Media had 24,046 membership units issued and outstanding.  All of the issued and outstanding equity interests of CBD Media LLC are owned by CBD Holdings. CBD Investor, which is owned by certain affiliates of Spectrum Equity Investors, owns membership interests in CBD Holdings that represent approximately 95% of the economic interests of CBD Holdings (assuming full vesting of the issued and outstanding Class C units) and 100% of the voting power of CBD Holdings. The remainder of the membership interests in CBD Holdings are owned by an affiliate of Cincinnati Bell Inc., Douglas A. Myers, John P. Schwing, David D. Miller and other members of our management. CBD Media is the sole stockholder of CBD Finance, Inc.

Distributions on CBD Media’s membership units are governed by the Limited Liability Company Agreement.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth for the periods indicated selected historical consolidated financial data for the Company. The following selected historical consolidated financial data is qualified by the more detailed consolidated financial statements of the Company and the notes thereto included elsewhere in this annual report and should be read in conjunction with such consolidated financial statements and notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

The consolidated statement of operations data for the periods ended December 31, 2005, 2004, 2003 and 2002, and March 7, 2002, and balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001, and March 7, 2002 have been derived from our audited consolidated financial statements.

	Predecessor			CBD Media
	Year Ended Dec. 31, 2001	Period from Jan. 1, 2002 to March 7, 2002	Period from March 8, 2002 to Dec. 31, 2002	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2005
	(Dollars in thousands)			(Dollars in thousands)
Statement of Operations Data:
Net revenue…………………………...	$80,224	$14,269	$67,535	$86,285	$87,654	$86,792
Income (loss) from continuing operations………………………...........	19,412	3,011	6,630	(2,746)	(80)	1,385
Balance Sheet Data (at period end):
Total assets…………………………….	$21,546	$13,201	$374,257	$341,922	$309,661	$275,981
Total debt…………………...................	-	-	210,000	308,600	303,000	282,000
Total owner’s net investments…………	10,076	5,056	-	-	-	-
Total member’s capital (deficit)….……	-	-	144,514	15,557	(10,920)	(20,554)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to our acquisition of the directory publishing business assets of Cincinnati Bell Inc.. We have operated as a stand-alone company since our acquisition of these assets on March 8, 2002. The acquisition has been accounted for under the purchase method of accounting.

We are the twelfth largest directory publisher in the United States, based on 2004 revenue, and are the exclusive directory publisher for Cincinnati Bell branded yellow pages. We service the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census. We believe our directories captured an 87% share of the 2005 total directory advertising spending in the Cincinnati-Hamilton metropolitan area. In 2005, we published fifteen yellow pages directories and distributed over 2.4 million yellow pages directories to businesses and residences. We also offer integrated internet-based directory services to our consumers through the cincinnatibellyellowpages.com web site. In addition, we publish the white pages for Cincinnati Bell Telephone, the incumbent local exchange carrier in the Cincinnati-Hamilton metropolitan area for over 100 years, for whom we distributed 1.0 million copies in 2005. We generate our revenue primarily through the sale of advertising, and in 2005 had more than 15,000 local advertising customers consisting primarily of small and medium-sized businesses, as well as approximately 1,200 national advertisers.

We acquired our directory publishing business in March 2002 from Cincinnati Bell Inc., the owner and operator of Cincinnati Bell Telephone. The acquisition has been accounted for under the purchase method of accounting.  Our acquisition of the assets and certain liabilities of the directory publishing business from Cincinnati Bell Inc. is referred to herein as the “acquisition.”

In June 2003, we completed a recapitalization which we refer to as the “2003 recapitalization,” which consisted of the following transactions:

•

On June 13, 2003, we entered into a new senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million, including a tranche B term loan facility of $160.0 million and a revolving credit facility providing for borrowings of up to $5.0 million.  The tranche B term loan facility was subsequently refinanced in February 2004;

•

On June 13, 2003, we issued $150.0 million of 8-5/8% senior subordinated notes due 2011;

•

On June 13, 2003, we repaid all of the outstanding borrowings under our former credit facility and terminated that facility;

•

On June 16, 2003, we paid approximately $2.9 million to terminate an interest rate swap related to our former credit facility; and

•

We made aggregate distributions to our sole equity holder, CBD Holdings, of approximately $128.3 million.

In February 2004, the Company refinanced its tranche B term loan to adjust its interest rate, maturity date, and eliminate the annual principal reduction requirement.  Prior to the refinancing, we made a principal payment of $8.6 million thereby reducing the outstanding principal balance of the B term loan.

In October 2004, our parent, CBD Media Holdings LLC (“CBD Holdings”) completed a recapitalization, which we refer to as the “2004 recapitalization”.  CBD Holdings issued and sold $100.0 million of 9 ¼% senior notes due 2012 which we refer to as the “senior notes”.  In connection with the 2004 recapitalization, we amended the senior credit facility by replacing the existing $130.0 million tranche C term loan with a $153.0 million tranche D term loan.  We distributed approximately $7.0 million of cash on hand and the proceeds of the increased term loan to CBD Holdings.  CBD Holdings then distributed such funds, along with the net proceeds of the senior notes, to its equity holders.

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

Our financial statements have been prepared on the basis of the amortization method, meaning revenue and expenses are recognized ratably over the life of each directory (a twelve month period), commencing in the month of delivery. We deliver 76% of our directories, constituting approximately 75% of our annual advertising revenue, in June of a given year, and deliver 24% of our directories constituting approximately 25% of our annual advertising revenue in November of a given year. Revenue from internet advertisements is recognized ratably over the twelve-month period we commit to carry the advertisement.

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

Cincinnati Bell Telephone is a wholly-owned subsidiary of Cincinnati Bell Inc., which, through an affiliate, holds an approximately 2.5% equity interest in CBD Holdings. Cincinnati Bell Telephone provides us with billing and collection services pursuant to a contract. Under this contract, we paid Cincinnati Bell Telephone $1.1 million for the year ended December 31, 2005. We had a payable to Cincinnati Bell Telephone of $0.1 million as of December 31, 2005.  For additional information about this contract, see “Business—Billing and Collection Services.”

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

Comparison of Results of Operations for the Years Ended December 31, 2005 and 2004

Net Revenue.   Net revenue for the year ended December 31, 2005 was $86.8 million, consisting of $68.4 million of local advertising, $14.1 million of national advertising and $4.3 million in internet advertising.  Net revenue for the year ended December 31, 2004 was $87.7 million, consisting of $70.4 million of local advertising, $13.5 million of national advertising and $3.8 million in internet advertising.  The decrease is due to lower local revenue in 2005.  The lower local revenues were partially offset by an increase in national and internet revenue.

Adjustments  Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $3.5 million for the year ended December 31, 2005 and $4.1 million for the year ended December 31, 2004.  Adjustments as a percentage of total revenue were 4% for the year ended December 31, 2005 as compared to 4.5% for the year ended December 31, 2004.

Cost of Revenue Cost of revenue was $32.7 million for the year ended December 31, 2005 and $34.6 million for the year ended December 31, 2004.  Cost of revenue represented 37.7% of net revenue for the year ended December 31, 2005 and 39.5% of net revenue for the year ended December 31, 2004.  The decrease is due in part to $1.0 million in lower printing costs as a result of lower revenues.  In addition, in 2004 there were higher marketing costs incurred as management instituted an aggressive advertising program to retain revenue against a new competitor, Verizon, in the market place.  We also incurred $0.9 million of expense relating primarily to a management payout associated with the 2004 recapitalization and certain tax distributions to personnel that are included in the cost of revenue expense classification.

General and Administrative Expense General and administrative expense was $4.5 million for the year ended December 31, 2005 and $7.3 million for the year ended December 31, 2004.  The decrease of approximately $2.8 million relates primarily to a management payout associated with the 2004 recapitalization and certain tax distributions to personnel that are included in the general and administrative expense classification.  In addition, we incurred $1.1 million of professional fees in 2004 in connection with the examination of alternative capital structures.

Depreciation and Amortization Expense Depreciation and amortization expense was $25.2 million for the year ended December 31, 2005 and $25.8 million for the year ended December 31, 2004.  The decrease is due to the accelerated amortization method for advertiser related intangible assets.

Interest Expense  Interest expense was $23.1 million for the year ended December 31, 2005 and $20.1 million for the year ended December 31, 2004.  The increase is related to higher interest rates.

Net Income (Loss) Net Income was $1.4 million for the year ended December 31, 2005 compared to net loss of $0.1 million for the year ended December 31, 2004.  The increase in net income was the result of lower expenses in cost of revenue and general and administrative costs as previously mentioned.

Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003

Net Revenue  Net revenue for the year ended December 31, 2004 was $87.7 million, consisting of $70.4 million of local advertising, $13.5 million of national advertising and $3.8 million in internet advertising.  Net revenue for the year ended December 31, 2003 was $86.3 million, consisting of $70.2 million of local advertising, $12.7 million of national advertising and $3.4 million in internet advertising.  The increase is due to higher internet revenue in 2004.  In addition national revenue in the June 2004 publication was greater than in 2003.

Adjustments  Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $4.1 million for the year ended December 31, 2004 and $4.1 million for the year ended December 31, 2003.  Adjustments as a percentage of total revenue were 4.5% for the year ended December 31, 2004 as compared to 4.6% for the year ended December 31, 2003.

Cost of Revenue Cost of revenue was $34.6 million for the year ended December 31, 2004 and $33.4 million for the year ended December 31, 2003.  Cost of revenue represented 39.5% of net revenue for the year ended December 31, 2004 and 38.7% of net revenue for the year ended December 31, 2003.  The increase is due to higher incremental costs, approximately $0.3 million, associated with increased electronic yellow page revenue.  In addition, there were higher marketing costs incurred as management instituted an aggressive advertising program to retain revenue against a new competitor, Verizon, in the market place.  We also incurred $0.9 million of expense relating primarily to a management payout associated with the 2004 recapitalization and certain tax distributions to personnel that are included in the cost of revenue expense classification.

General and Administrative Expense General and administrative expense was $7.3 million for the year ended December 31, 2004 and $3.7 million for the year ended December 31, 2003.  The increase of approximately $3.6 million was the result of $2.0 million relating primarily to a management payout associated with the 2004 recapitalization and certain tax distributions to personnel that are included in the general and administrative expense classification and an increase of $0.7 million in the management fee.  In addition, we incurred $1.1 million of professional fees in connection with the examination of alternative capital structures.

Depreciation and Amortization Expense Depreciation and amortization expense was $25.8 million for the year ended December 31, 2004 and $26.5 million for the year ended December 31, 2003.  The decrease is due to the accelerated amortization method for advertiser related intangible assets.

Interest Expense  Interest expense was $20.1 million for the year ended December 31, 2004 and $25.5 million for the year ended December 31, 2003.  The decrease is related to lower interest rate, approximately 1%, on the bank facility which was repriced in February, 2004.  In addition, we continued to lower our outstanding bank facility throughout 2004, until we issued a dividend to our parent in October, 2004.

Net Loss Net loss was $0.1 million for the year ended December 31, 2004 compared to net loss of $2.7 million for the year ended December 31, 2003.  The decrease in net loss is primarily related to the decrease in interest expense as a result of the lower rate on the senior credit facility and the reduction of the outstanding balance on the senior credit  facility through October offset by higher general and administration expenses.

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

Total capital expenditures were $133,000 and $74,000 in 2005 and 2004, respectively.  We anticipate that the amount of capital expenditures will remain at historical levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations.  Net cash provided by operations for the year ended December 31, 2005, was $27.1 million as compared to $27.3 million for the same period in 2004.  The difference is primarily related to the increase in cash paid for interest of $3.7 million and the $0.5 million decrease in the related party payable due to a payment to Cincinnati Bell Telephone, offset by payments of approximately $2.9 million for a management payout associated with the 2004 recapitalization and certain tax distributions, and approximately $1.1 million in professional fees in connection with the examination of alternative capital structures.  Net cash provided by operations for the year ended December 31, 2004, was $27.3 million as compared to $28.0 million for the year ended December 31, 2003.  The difference is primarily related to the $0.6 million increase in deferred revenue due to the timing of payments from national advertisers, payments of approximately $2.9 million for a management payout associated with the 2004 recapitalization and certain tax distributions, and approximately $1.1 million in professional fees in connection with the examination of alternative capital structures, offset by the $2.9 million payment made in 2003 to terminate the interest rate swap and the $1.0 million management payout associated with the 2003 recapitalization.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities for the year ended December 31, 2005, was $28.8 million as compared to $36.0 million for the same period in 2004.  The net cash used in financing activities for the 2005 period was the result of pre-payments of $21.0 million on the senior credit facility and distributions to our equity holder of $8.3 million offset by contributions from our equity holder of $0.5 million.  The net cash used by financing activities in the 2004 period was the result of pre-payments of $28.6 million on the senior credit facility, distributions to our equity holder of $29.3 million and proceeds from new borrowings of $23.0 million.  Net cash used in financing activities for the year ended December 31, 2004 was $36.0 million, as compared to $38.7 million year ended December 31, 2003.  The net cash used in financing activities in 2003 related primarily to the 2003 recapitalization in June, including the repayment of $211.4 million under our former credit facility, distributions to our equity holder of $128.3 million and proceeds from new borrowings of $310 million.  Other components included $10.1 million of debt issuance costs related to the 2003 recapitalization.

Net Cash Provided by (Used in) Investing Activities. Net cash used in investing activities for the years ended December 31, 2005, 2004 and 2003 was insignificant.

Indebtedness. In connection with our acquisition of the directory publishing business we incurred indebtedness of $220.0 million under our former credit facility, which was repaid and terminated on June 13, 2003 in connection with the 2003 recapitalization.  On June 13, 2003, we entered into the senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million and issued the senior subordinated notes.  The senior credit facility contains financial, negative and affirmative covenants and requirements affecting CBD Holdings, us and our subsidiaries, including the maintenance of ratios measuring consolidated total leverage and consolidated senior leverage to EBITDA (as defined in the senior credit facility) as well as EBITDA (as defined in the senior credit facility) to consolidated interest expense.  The senior credit facility also includes interest rate and similar arrangements that we may enter into with the lenders under the senior credit facility and/or the affiliates of those lenders.  In the February 2004 refinancing, we amended the senior credit facility whereby the $160.0 million tranche B term loan facility was replaced with a $150.0 million tranche C term loan facility.  In connection with the

2004 recapitalization, we executed an amendment to our senior credit facility that, among other things, (i) increased the size of the term loan portion of the senior credit facility by $23.0 million; (ii) replaced the $150.0 million tranche C term loan facility with a $153.0 million tranche D term loan facility; (iii) permitted CBD Holdings to issue the senior notes; (iv) permitted us, so long as there was no default or event of default under the senior credit facility, to make distributions to CBD Holdings necessary to make regularly scheduled payments of interest in respect of the senior notes; (v) so long as there was no default or event of default under the senior credit facility, set aside funds for the distribution to CBD Holdings’ equity holders of an amount not to exceed $130 million; (vi) deleted from the senior credit facility the requirement that we maintain a “fixed charge coverage ratio” and modified other financial ratios that we were required to maintain; and (vii) made other amendments and modifications to the senior credit facility related to the issuance of the senior notes by CBD Holdings.

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

In June and July 2003 as part of the 2003 recapitalization, we made to CBD Holdings, and correspondingly CBD Holdings made to its equity holders, aggregate distributions of approximately $128.3 million.  As part of the 2004 recapitalization, we made distributions to CBD Holdings of approximately $30.0 million, including $7.0 million from available cash.  CBD Holdings paid a distribution to its equity holders of approximately $127.0 million, consisting of the aforementioned $30.0 million received from us together with the net proceeds from the offering of the senior notes.  Employee equity holders received distributions as follows: 50% (approximately $1.3 million) was paid at closing and the remaining 50% (approximately $1.3 million) escrowed subject to time vesting of three years.  In October 2005, approximately $0.4 million or 33% of the escrowed amount was paid to employee equity holders.  In 2005, we made aggregate distributions of $8.3 million to CBD Holdings in connection with their annual interest payments on the senior notes.  As a result of these distributions, a significant amount of cash is unavailable to make payments on our indebtedness or on the senior notes.  We have had, and expect to continue to have in the future, limited cash and cash equivalents on hand.  Our primary source of liquidity is, and is expected to continue to be, cash flow generated from operations as well as our ability to borrow up to $5.0 million under the revolving portion of the senior credit facility.

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

The following tables outline the required financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility and CBD Media’s ratio as of December 31, 2005:

Period	Leverage Ratio Max.	Leverage Ratio at Dec. 31, 2005
For each fiscal quarter from October 1, 2004 through December 31, 2005	8.25 to 1.00	7.30 to 1.00
January 1, 2006 through June 30, 2006	8.00 to 1.00
July 1, 2006 through December 31, 2006	7.75 to 1.00
January 1, 2007 through June 30, 2007	7.50 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at Dec. 31, 2005
October 1, 2005 through September 30, 2006	3.00 to 1.00	2.52 to 1.00
October 1, 2006 through September 30, 2007	2.75 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio - Min.	Interest Coverage Ratio at Dec. 31, 2005
For each fiscal quarter from October 1, 2004 through December 31, 2007	1.50 to 1.00	1.60 to 1.00
For each fiscal quarter from January 1, 2008 through December 31, 2009	1.75 to 1.00

Advisory agreement.  We are a party to an advisory agreement dated March 7, 2002 and further amended on June 13, 2003, with a related party, Applegate & Collatos, Inc., or ACI.  This advisory agreement requires us to make quarterly payments of $500,000 to ACI and reimburse ACI for its reasonable expenses.  Pursuant to a letter of instruction effective October 1, 2003, ACI directed us to make quarterly payments to CBD Holdings (capped at $500,000) and without additional payments for reimbursements of expenses.  Such quarterly payments were received by CBD Holdings for the period from October 1, 2003 until September 30, 2004, and then paid by CBD Holdings to ACI.  The letter of instruction has been withdrawn and, pursuant to the advisory agreement, we make quarterly payments of $500,000 to ACI directly and will reimburse ACI for reasonable expenses, effective October 1, 2004.

Contractual Obligations

The following table is a summary of our contractual obligations (including interest) as of December 31, 2005:

		‘06	’07-‘08	’09-‘10	’11 and thereafter
	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years (in millions)	3-5 years	More than 5 years
Long-term debt obligations
8 ⅝% Senior subordinated notes due 2011 – Principal	$150.0	$---	$---	$---	$150.0
8 ⅝% Senior subordinated notes due 2011 – Interest	71.2	12.9	25.9	25.9	6.5
Senior credit facility due 2009 - Principal …………………..	132.0	---	---	132.0	---
Senior credit facility due 2009 – Interest (1) …………………	36.9	9.2	18.5	9.2	---
Operating leases……………………………………………..	0.6	0.1	0.2	0.2	0.1
Purchase Obligations-
L.M. Berry (2)…………………………………………..	61.6	15.4	30.8	15.4	---
Cincinnati Bell Telephone (3)…………………………..	18.7	1.1	2.2	2.2	13.2
Quebecor (4) ……………………………………………	43.8	7.3	14.6	14.6	7.3
Advisory Agreement (5) ……………………………….	10.0	2.0	4.0	4.0	---
DDA (6) ………………………………………………..	2.8	1.4	1.4	---	---
Total (7)………………………………………………………	$527.6 =====	$ 49.4 =====	$ 97.6 =====	$203.5 =====	$177.1 =====

__________

(1)  The Company does not believe it has the ability to accurately predict the future interest rate for the variable rate debt.  The Company has presented the anticipated interest at 6.99%, its interest rate at December 31, 2005.  As a portion of our debt bears a variable interest rate, changes in market rates for interest rates can impact our interest expense.  For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in the interest rate would have caused an estimated increase in interest expense of $1.3 million.  Failure to comply with our financial covenants, scheduled interest payments, scheduled principal repayments or any other items of our credit facility could result in the acceleration of the maturity of outstanding debt.

(2)  We have outsourced our direct sales effort to L.M. Berry and Company (a subsidiary of Bell South Corporation).  Our directory advertising and marketing agreement with L. M. Berry expires in August 2009.  As the required as specified under the contract are variable, we have estimated future payments based on actual payments made to L. M. Berry during the year ended December 31, 2005.

(3)   We entered into a billing and collection services operating agreement with Cincinnati Bell Telephone, the local exhange carrier subsidiary of Cincinnati Bell Inc.  This operating agreement will continue until March 2012, with an automatic renewal for a subsequent ten-year period unless we elect to terminate the agreement prior to the end of the initial term.   As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to Cincinnati Bell Telephone during the year ended December 31, 2005.   Estimated future payments assume the automatic renewal provision as stated in the agreement.

(4)  Quebecor World Directory Sales Corporation prints all of our directories.  Our current contract with Quebecor expires on December 31, 2011, at which time the contract may be extended by mutual agreement for up to two additional years.  As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to Quebecor during the year ended December 31, 2005.

(5)  We have entered into an advisory agreement with a related party for management services provided to the Company.  We have assumed renewal of the agreement which contemplates annual payments of $2 million.  The annual payments expected have not been disclosed in the table for periods beyond five years.

(6)

We have entered into a directory agreement with Directory Distributing Associates, Inc. to distribute our printed directories and other collateral advertising material in our service territories.  The agreement will continue until December 31, 2007.  As the required payments as specified under the contract are variable, we have estimated future payments based on actual payments made to DDA during the year ended December 31, 2005.

(7)

CBD Media intends to make distributions to CBD Media Holdings in a sufficient amount to allow CBD Media Holdings to make their annual interest payments of $9.25 million on the $100 million of 9 ¼% senior notes due 2012.

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

Forward-Looking Statements

This annual report on Form 10-K includes “forward-looking” statements that are subject to risks and uncertainties.  All statements other than statements of historical facts included in this report that address activities, events or development that we expect, believe or anticipate will or may occur in the future are forward-looking statements.  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  You can identify there statements by the fact that they do not relate strictly to historical or current facts.  These statements may include words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

•

the retention of key employees;

•

any national and local economic and business conditions that affect advertising expenditures by businesses and individuals as well as consumer trends in the usage of our principal product; and

•

the divergence of the interest of Spectrum Equity Investors and our other investors.

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

Interest on the senior subordinated notes issued is charged at a fixed rate. As of December 31, 2005, approximately 53% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely, for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt.  As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows.  For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data required by this item is filed as part of this Form 10-K.  See Index to Financial Statement Information at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The management of CBD Media is responsible for establishing and maintaining adequate internal control over financial reporting.  CBD Media's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitation.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work.  An internal control over financial reporting significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

The management of CBD Media assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005, and this assessment identified the following material weakness in the Company's internal control over financial reporting.

The Company determined that the accounting, auditing, control, and oversight functions regarding its financial statements and financial reporting obligations was too centralized to provide adequate and effective controls.  Because of the over-centralization of these functions, the Company determined that the possibility of material misstatements going undetected was greater than a relatively low level.  In order to address this weakness, management will review de-centralizing the preparation and review of its financial statements and reports.

Because of the material weakness described in the preceding paragraph, management believes that as of December 31, 2005, the Company's internal control over financial reporting was not effective.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF CBD MEDIA

The following table sets forth certain information with respect to each of our executive officers and directors.

Name	Age As of 12/31/05	Position
Douglas A. Myers……………………………	45	President and Chief Executive Officer and Director
John P. Schwing……………………………..	49	Vice President—Finance and Administration and Chief Financial Officer
David D. Miller……………………………...	45	Vice President—Sales and Operations
Brion B. Applegate………………………….	52	Director
Benjamin M. Coughlin………………………	33	Director

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

Audit Committee Financial Expert

Our Board of Directors has not established an audit committee of the Board.  Our Board has determined that we have at least one “audit committee financial expert” (with the meaning of Item 401(h) of Regulation S-K) serving on the Board of Directors, and that director Benjamin M. Coughlin is such an audit committee financial expert.  Mr. Coughlin is not “independent” (as that is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934).

Code of Ethics

CBD Media has adopted a code of ethics that applies to its executive officers.  A copy of the code of ethics will be provided to any person without charge.  Requests should be made in writing to Douglas Myers at CBD Media LLC, 312 Plum Street, Suite 900, Cincinnati, OH  45202.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation for services in all capacities for the last three fiscal years paid to our President and Chief Executive Officer and our two other most highly compensated executive officers serving as executive officers on December 31, 2005, whom we refer to as the Named Executive Officers.

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Employee Incentive Plan
Doug A. Myers,	2005	$400,000	$78,000	(1)	$233,151
President and Chief Executive Officer ………..	2004	326,538	106,250	(1)	686,312
	2003	244,327	125,000	(1)	521,000

John P. Schwing	2005	$245,000	$39,000	(1)	$ 66,513
Vice President of Finance and Administration..	2004	204,731	63,000	(1)	195,791
	2003	148,517	55,000	(1)	150,581

David D. Miller	2005	$165,000	$39,000	(1)	$ 51,480
Vice President of Sales and Operations ……….	2004	152,442	63,000	(1)	151,538
	2003	116,517	50,000	(1)	115,147

(1)

The value of perquisites and other personal benefits paid did not, in the aggregate, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported.

COMPENSATION OF DIRECTORS

The Board of Directors receive no compensation for their duties.

MANAGEMENT INCENTIVE PLAN

In connection with the 2003 recapitalization, CBD Investor, an affiliate of Spectrum, established an incentive compensation program for employees of CBD Media, who held equity interests in CBD Holdings at the time of the prior recapitalization.  Pursuant to the program, CBD Investor agreed to provide an incentive pool to these employees of up to $4,000,000.  This incentive amount is subject to vesting over a five-year period and is not payable unless and until a sale by CBD Media of 50% or more of its assets to a third party, a sale by CBD Investor of 50% or more of its interests in CBD Holdings to a third party, a sale by CBD Holdings of 50% or more of the equity interests in CBD Media to a third party of a sale by affiliates of Spectrum of 50% or more of CBD Media purchase such interests (a “Spectrum exit event”).  Additionally, in order for any incentive amount to be payable, the aggregate value of the employees’ Class C units of CBD Holdings must equal or exceed a threshold amount, but may not exceed a ceiling amount at the time of the Spectrum exit event.  The amount of the incentive pool actually payable at a Spectrum exit event will be determined by subtracting the total value of the employees’ equity from the ceiling amount, but in no event shall the incentive pool exceed $4,000,000 in the aggregate.  The current threshold and ceiling amounts are $8,600,000 and $13,250,000 respectively.  Upon consummation of the offering of the outstanding notes the threshold and ceiling amounts were reduced by the distributions received on the Class C units made upon completion of the offering.  The threshold and ceiling amounts are subject to further reduction in the event distributions are made on the Class C units in the future, other than tax distributions.  The incentive pool, if payable, will be allocated among the employees based on their relative percentage ownership in CBD Holdings.  For administrative reasons, such amounts will actually be paid by us and CBD Investor will fund all amounts payable through contributions to CBD Holdings, which in turn will be contributed to us.

CBD Investor has also agreed that upon a Spectrum exit event, if the value of the Class C units held by employees is between the threshold and ceiling amounts as described above, then CBD Investor will pay Mr. Schwing an amount equal to $350,000. For administrative reasons, such amounts will actually be paid by us and CBD Investor will fund all amounts payable through contributions to CBD Holdings, which in turn will be contributed to us.

RESTRICTIONS ON EMPLOYEE DISTRIBUTIONS

In connection with the October 2004 recapitalization, holders of the Class C units in CBD Holdings were eligible to receive $2.6 million of distributions, $1.3 million of which was paid immediately.  The holders of Class C units will generally vest in and be paid the remaining distributions over a three-year period on each anniversary of the recapitalization subject to continued employment with CBD Media.  In October 2005, CBD Holdings paid $0.4 million or approximately one-third of the remaining $1.3 million to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid distributions and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the remaining unpaid distributions upon a change in control.  The amount of the distributions is charged to expense over the vesting period.

EMPLOYMENT AGREEMENTS

Douglas A. Myers Employment Agreement

Under an amended and restated employment agreement entered into with us in connection with the acquisition and subsequent recapitalization, Mr. Myers was retained to serve as our Chief Executive Officer. Under the agreement, Mr. Myers is entitled to receive a minimum base salary in the following amounts through 2008: $350,000 (2004); $400,000 (2005); $425,000 (2006); $450,000 (2007); and $475,000 (2008).  Mr. Myers is also entitled to a bonus under our incentive bonus compensation plan in the following minimum bonus amounts if certain targets are obtained: $125,000 (2004); $150,000 (2005); $175,000 (2006); $200,000 (2007); and $225,000 (2008). Under the agreement, Mr. Myers is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our senior executives and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Myers is also entitled to an allowance for use of an automobile and reimbursement of up to $5,000 a year for personal financial and estate planning services (plus taxes incurred), up to $10,000 in legal fees incurred in the negotiation of the employment agreement and up to $25,000 for his initial membership fees to a country club, as well as certain annual membership dues. Under the agreement, Mr. Myers was granted a 1.25% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year. The agreement continues until September 2008. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Myers’ employment is terminated without cause or if he resigns for good reason.

John P. Schwing Employment Agreement

Under an employment agreement entered into with us in connection with the acquisition and subsequent recapitalization, John Schwing was retained to serve as our Vice President—Finance & Administration and Chief

Financial Officer. Under the agreement, Mr. Schwing is entitled to receive a minimum base salary in the following amount through 2008: $200,000 (2004); $225,000 (2005); $240,000 (2006); $260,000 (2007); and $285,000 (2008). Mr. Schwing is also entitled to a bonus under our incentive bonus compensation plan in the following minimum amounts if certain targets are obtained: $63,000 (2004); $75,000 (2005); $88,000 (2006); $100,000 (2007); and $115,000 (2008). Under the agreement, Mr. Schwing is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our employees and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Schwing is also entitled to an allowance for use of an automobile. Under the employment agreement, Mr. Schwing was granted a 0.276% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year. The employment agreement continues until September 2008. Mr. Schwing is prohibited from competing with us during the term of his employment and for a period of one-year following termination of his employment. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Schwing’s employment is terminated without cause.

David D. Miller Employment Agreement

Under an employment agreement entered into with us in connection with the acquisition and subsequent recapitalization, David Miller is entitled to receive a minimum base salary in the followings amounts through 2008:  $150,000 (2004); $165,000 (2005); $180,000 (2006); $190,000 (2007); and $200,000 (2008).  Mr. Miller is also entitled to a bonus under our incentive bonus compensation plan in the following amounts if certain targets are obtained:  $63,000 (2004); $75,000 (2005); $88,000 (2006); $100,000 (2007); and $115,000 (2008). Under the agreement, Mr. Miller is entitled to participate during the term of the agreement in medical, health, retirement, welfare and insurance plans available to our employees and is entitled to receive from us a matching contribution to his 401(k) plan and life and disability insurance coverage. Mr. Miller is also entitled to an allowance for use of an automobile. Under the employment agreement, Mr. Miller was granted a 0.276% membership interest on a fully diluted basis in CBD Holdings, subject to a vesting schedule of 25% of the interests per year. The employment agreement continues until September 2008. Mr. Miller is prohibited from competing with us during the term of his employment and for a period of one-year following termination of his employment. We are obligated to make a severance payment to him of up to two times his then-current base salary and target bonus under the terms of the agreement in the event Mr. Miller’s employment is terminated without cause.

401(K) AND PROFIT SHARING PLAN

CBD Media currently sponsors a defined contribution benefit plan covering substantially all management and occupational employees.  The company has 100% participation by all employees.  Under the plan, employees may contribute a percentage of their annual compensation to the plan up to a maximum percentage identified in the plan.  The annual dollar contribution by the employees is limited to a maximum amount determined by the Internal Revenue Service.  CBD Media matches a percentage of employee contributions, and those funds are invested by each employee in a variety of investment options with the plan’s administrator.  CBD Media contributed its share of matching contributions to the plan amounting to $75,000 in 2005 and $74,000 in 2004.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the issued and outstanding equity interests of CBD Media LLC are owned by CBD Holdings. CBD Investor, which is owned by certain affiliates of Spectrum Equity Investors, owns membership interests in CBD Holdings that represent approximately 95% of the economic interests of CBD Holdings (assuming full vesting of the issued and outstanding Class C units) and 100% of the voting power of CBD Holdings. The remainder of the membership interests in CBD Holdings are owned by Cincinnati Bell Inc. Holdings, an affiliate of Cincinnati Bell Inc., Douglas A. Myers, John P. Schwing, David D. Miller and other members of our management. CBD Media is the sole stockholder of CBD Finance, Inc.  The following table sets forth information with respect to the beneficial ownership of the membership units of CBD Holdings as of March 7, 2006, by:

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

	Units
	Class A		Class B		Class C(1)
Name of Beneficial Owner	Number of Units Beneficially Owned	Percent of Class	Number of Units Beneficially Owned	Percent of Class	Number of Units Beneficially Owned	Percent of Class	Percent of Total Voting Power
CBD Investor, Inc.(2)	491,137	97.44%	267,818	97.44%	—	—	100.00%
Brion B. Applegate(3)(5)	—	—	—	—	—	—	—
Benjamin M. Coughlin(4)(5)	—	—	—	—	—	—	—
Douglas A. Myers	—	—	—	—	12,500	52.39%	—
John P. Schwing	—	—	—	—	3,163	13.26%	—
David D. Miller	—	—	—	—	2,760	11.57%	—
All directors and executive officers as a group	—	—	—	—	18,423	77.21%	—

____________

(1)

Holders of Class C units are not entitled to vote with respect to their Class C units. The number of units indicated reflects all issued and outstanding Class C units each of which have vested as of March 7, 2006.  John Schwing was granted 806 Class C units on June 13, 2003.  50% of these units have vested.

(2)

Spectrum Equity Investors III, L.P., SEI III Entrepreneurs’ Fund, L.P. Spectrum III Investment Managements’ Fund, L.P., Spectrum Equity Investors IV, L.P., Spectrum Equity Investors Parallel IV, L.P., and Spectrum IV Investment Manager’s Fund, L.P. (the “Spectrum Partnerships”) collectively own all of the outstanding shares of CBD Investor.  The address for each of these entities is c/o Spectrum Equity Investors, 333 Middlefield Road, Suite 200, Menlo Park, California, 94025.

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

(5)   The address for this director is c/o Spectrum Equity Investors, 333 Middlefield Road, Suite 200, Menlo Park, California, 94025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Limited Liability Company Agreement of CBD Media Holdings

In connection with the acquisition of the directory publishing business of Cincinnati Bell Directory, CBD Investor, Inc. (an entity controlled by the Spectrum entities and of which Brion B. Applegate and Benjamin A. Coughlin are directors), Broadwing Holdings Inc., Douglas A. Myers, John P. Schwing, David D. Miller and our other management employees (who we collectively refer to as “management members”) entered into a limited liability company agreement for CBD Holdings, which is the sole member of our company. The limited liability company agreement of CBD Holdings defines the members’ rights with respect to voting, ownership and transfer of their interests in CBD Holdings. The limited liability company agreement allocates the membership interests in CBD Holdings among these parties. CBD Investor and Cincinnati Bell Inc. Holdings both hold interests in two classes of membership units, and management members hold interests in a separate class of units. CBD Investor is the only party that is entitled to vote with respect to its units. Approval of actions of CBD Holdings requiring a vote of a group of members must receive a majority vote of the particular class(es) of members entitled to vote. Under this agreement, CBD Investor and Cincinnati Bell Inc. Holdings have made capital contributions to CBD Holdings for which they will not be entitled to receive interest paid on such contributions. Certain amendments of the CBD Holdings limited liability company agreement which adversely and/or disproportionately affect the interests of Cincinnati Bell Inc. Holdings and/or the management members require the consent of Cincinnati bell Inc. Holdings and/or management members.

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

The agreement limits the liability of all of CBD Media’s directors, officers and members to CBD Media and any member of CBD Media for losses incurred on behalf of CBD Media.  In addition, CBD Media is obligated to indemnify any member, officer or director of CBD Media against any liability or loss suffered and expenses reasonably incurred on behalf of CBD Media in good faith.  Indemnification under the agreement is to be provided out of and to the extend of CBD Media’s assets only, and no member of CBD Media has any personal liability with respect to such indemnity.

Advisory Agreement

In connection with the acquisition, Applegate & Collatos, Inc., or ACI, a firm co-owned by Brion B. Applegate, one of our directors, was engaged to provide advisory services and financing advice, as well as, financial, managerial and operational advice in connection with our day-to-day operations. Effective as of June 13, 2003, we pay ACI an annual management fee of $2,000,000 for its services, which is payable in quarterly installments, and will reimburse ACI for additional reasonable expenses upon its request.  The agreement is for an indefinite period and may only be terminated or amended by mutual consent of the parties. We agree to indemnify and hold harmless ACI and its affiliates, officers, partners, directors, employees, agents and other controlling persons from losses arising in connection with the acquisition or the engagement to provide advice under the agreement to us. We also agreed that the indemnified persons will not be liable to us or our security holders or creditors as a result of the engagement or the performance of services unless such losses are determined by a judge to have resulted from such person’s bad faith or gross negligence.

For the year ended December 31, 2005, we paid ACI a management fee of $2,000,000.

2004 Recapitalization

In October 2004, CBD Holdings and CBD Holdings Finance, Inc. issued the senior notes.  In connection with the issuance of the senior notes, CBD Media amended the senior credit facility by increasing the size of the term loan portion of the senior credit facility by $23.0 million.  CBD Media distributed approximately $7.0 million of cash on hand and $23.0 million of net proceeds of the increased term loan to CBD Holdings, which , in turn, distributed such funds, along with the net proceeds of the senior notes offering of approximately $97.0 million, to its equity holders.

In connection with the October 2004 recapitalization, holders of the Class C units in CBD Holdings were eligible to receive $2.6 million of distributions, $1.3 million of which was paid immediately.  The holders of Class C units will generally vest in and be paid the remaining distributions over a three-year period on each anniversary of the recapitalization subject to continued employment with CBD Media.  In October 2005, CBD Holdings paid $0.4 million or approximately one-third of the remaining $1.3 million to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid distributions and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the remaining unpaid distributions upon a change in control.  The amount of the distributions is charged to expense over the vesting period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2005 and 2004 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

Audit Fees – Audit fees billed for 2005 and 2004 were $136,000 and $553,000, respectively.  These amounts include fees for the assistance related to the our various filings with the Securities and Exchange Commission including the issuance of comfort letters and auditor consents.

Audit-Related Fees – We had no audit-related fees or services.

Tax Fees – Billings for tax services were $22,850 and $46,950 for 2005 and 2004, respectively.  This amount includes fees paid for assistance with federal, state and local tax compliance matters and advisory services with respect to tax implications of the 2004 recapitalization.  All of the work performed in connection with this engagement was performed by full-time, permanent employees of the principal accountant.

All Other Fees – We had no other fees or services.

Our Board of Directors functions as our audit committee.  Our policy is to require our Board of Directors to pre-approve audit and non-audit services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)

Financial Statements.

The Company’s financial statements included in this Form 10-K are listed in the Index to Financial Statements on page F-1.

(a) (2) Exhibits

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

3.4	Bylaws of CBD Media LLC (incorporated by reference to Exhibit 3.4 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003.
3.5	Bylaws of CBD Finance, Inc. (incorporated by reference to Exhibit 3.5 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003.
4.1

Indenture with respect to the 8 ⅝% Senior Subordinated Notes due 2011, among CBD Media LLC, CBD Finance, Inc. and HSBC Bank USA, as trustee, dated June 13, 2003 (incorporated by reference to Exhibit 4.1 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

4.2	Form of 8 ⅝% of Senior Subordinated Notes due 2011 (included in exhibit 4.1).
10.1

Credit Agreement, dated June 13, 2003, by and among CBD Media LLC, CBD Media Holdings LLC, the lenders party thereto and Lehman Commercial Paper Inc. as administrative agent with Lehman Brothers Inc. as joint-lead arranger and book runner, Bank of America Securities LLC as joint-leader arranger and book runner, Bank of America, N.A. as syndication agent and Toronto Dominion (Texas), Inc., as Documentation Agent (incorporated by reference to Exhibit 10.1 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

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

10.6*	Directory Delivery Agreement between Cincinnati Bell Directory, Inc. and Directory Distributing Associates, Inc., dated January 1, 2003.
10.7*	Advisory Fee Letter Agreement by and between CBD Media LLC and Applegate & Collatos, Inc., dated as of March 7, 2002.
10.8*	Amendment to the Letter Agreement of March 7, 2002, dated as of June 13, 2003.
10.9**	Amended and Restated Employment Agreement between CBD Media LLC and Douglas A. Myers dated March 4, 2002.
10.10**	Employment Agreement between CBD Media LLC and John P. Schwing dated March 8, 2002.
10.11**	Employment Agreement between CBD Media LLC and David D. Miller dated March 8, 2002.
10.12	Amendment to Letter Agreement of March 7, 2002 and amended June 13, 2003, dated as of December 23, 2003.
10.13

First Amendment and Waive to Credit Agreement, dated February 5, 2004 to the Credit Agreement, dated as of June 13, 2003, among CBD Media Holdings LLC, CBD Media LLC, the financial institutions and entities from time to time parties thereto, and Lehman Commercial Paper Inc., as administrative agent.

10.14

Amendment No. 6 by and between CBD Media, LLC and Quebecor World Directory Sales Corporation and Quebecor World Hazleton, Inc. dated November 16, 2005, which amends the Printing and Binding Agreement dated July 23, 1998, as amended as of December 22, 1999, November 20, 2001, December 10, 2004 and March 18, 2004.

12.1	Statement of Computation of Ratio of Earning to Fixed Charges.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.***
99.1*	Form of Letter of Transmittal, with respect to the outstanding notes and exchange notes.
99.2*	Form of Notice of Guaranteed Delivery, with respect to the outstanding notes and exchange notes.
99.3*	Form of Letter to Registered Holder and/or Book-Entry Transfer Facility Participant.
99.4*	Letter to Our Clients.
99.5*	Guidelines for Certification of Taxpayer Identification Number on Substitute Form W-9.

__________

*	As filed with CBD Media LLC’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003.
**	As filed with CBD Media LLC’s Amendment No. 1 on Form S-4 (No. 333-107783) filed November 5, 2003.
***

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

CBD MEDIA LLC

By:

/s/ Douglas A. Myers

Name:

Douglas A. Myers
Title:

President and Chief Executive Officer

Dated: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2006.

Signature

Title

     /s/  Douglas A. Myers

President, Chief Executive Officer and Director

____________________________

(principal executive officer)

           Douglas A. Myers

  /s/  John P. Schwing

Vice President of Finance and Administration and Chief Financial Officer

____________________________

(principal financial and accounting officer)

        John P. Schwing

  /s/  David D. Miller

Vice President of Sales and Operations

____________________________

        David D. Miller

  /s/  Brion B. Applegate

Director

____________________________

        Brion B. Applegate

  /s/  Benjamin M. Coughlin

Director and Secretary

____________________________

        Benjamin M. Coughlin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of CBD Media LLC

We have audited the accompanying balance sheets of CBD Media LLC, (a wholly-owned subsidiary of CBD Media Holdings LLC) and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, member’s capital (deficit), and cash flows for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 31, 2006

CBD MEDIA LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Dollars in Thousands)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,768	$13,680
Accounts receivable (net of allowance of $4,687 and $4,520 at December 31, 2005 and 2004, respectively)	4,972	6,843
Deferred directory costs	13,218	12,201
Prepaid expenses and other current assets	438	354
Related party receivable	1,165	1,209

Total current assets	31,561	34,287

PROPERTY AND EQUIPMENT (NET)	194	118

DEBT ISSUANCE COSTS (net of accumulated amortization of $3,825 and $2,289 at December 31, 2005 and 2004, respectively)	7,080	8,616

ADVANCE TO PARENT	-	3,188

GOODWILL	27,115	28,299

INTANGIBLE ASSETS (NET)	210,031	235,153

TOTAL ASSETS	$275,981	$309,661

LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$864	$1,369
Accrued liabilities	4,377	5,848
Deferred revenue	7,468	7,481
Other current liabilities	634	634
Related party payable	142	665

Total current liabilities	13,485	15,997

LONG-TERM DEBT	282,000	303,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	1,050	1,584

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Total liabilities	296,535	320,581
MEMBER’S CAPITAL (DEFICIT):
Contributed capital	-	-
Retained earnings (deficit)	(20,554)	(10,920)

Total member’s capital (deficit)	(20,554)	(10,920)
TOTAL LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)	$275,981	$309,661

See notes to consolidated financial statements.

CBD MEDIA LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
NET REVENUE (includes net related party amounts of $1,599, $1,657 and $1,648 in 2005, 2004 and 2003, respectively)	$86,792	$87,654	$86,285
COST OF REVENUE (includes related party amounts of $1,112, $1,229 and $1,375 in 2005, 2004 and 2003, respectively)	32,671	34,617	33,409
AMORTIZATION AND DEPRECIATION	25,180	25,798	26,532
GENERAL AND ADMINISTRATIVE (includes related party amounts of $2,000, $2,000 and $1,300 in 2005, 2004 and 2003, respectively)	4,522	7,278	3,749
OPERATING INCOME	24,419	19,961	22,595
OTHER (INCOME) EXPENSES: Interest expense Interest income	23,083 (49)	20,101 (60)	25,549 (208)
Total other (income) expenses	23,034	20,041	25,341
NET INCOME (LOSS)	$1,385	$(80)	$(2,746)

See notes to consolidated financial statements.

CBD MEDIA LLC

CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Member’s Capital (Deficit)

BALANCE – December 31, 2002	$138,963	$6,630	$(1,079)	$144,514
Net loss		(2,746)		(2,746)
Member contributions	1,000			1,000
Distribution to member	(128,290)			(128,290)
Other comprehensive income – Interest rate swap			1,079	1,079
BALANCE – December 31, 2003	11,673	3,884	-	15,557
Net loss		(80)		(80)
Contributions from member	2,881			2,881
Distributions to member	(14,554)	(14,724)		(29,278)
BALANCE – December 31, 2004	-	(10,920)	-	(10,920)
Net income		1,385		1,385
Contributions from member		474		474
Distributions to member		(11,493)		(11,493)
BALANCE – December 31, 2005	$-	$(20,554)	$-	$($20,554)

See notes to consolidated financial statements.

CBD MEDIA LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,385	$(80)	$(2,746)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization	25,180	25,798	26,532
Amortization of debt issuance costs	1,536	1,482	1,259
Write-off of debt issuance costs	-	-	4,885
Changes in certain working capital accounts:
Accounts receivable	1,915	(31)	(655)
Prepaid expenses and other assets	(84)	193	(122)
Deferred directory costs	(1,017)	149	(212)
Accounts payable and other current liabilities	(1,028)	798	253
Accrued liabilities	(288)	(1,030)	(1,235)
Deferred revenue	(13)	582	280
Other	(534)	(534)	(198)
Net cash provided by operating activities	27,052	27,327	28,041
CASH FLOWS FROM INVESTING ACTIVITIES-
Capital expenditures	(133)	(74)	(48)
Net cash used in investing activities	(133)	(74)	(48)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance to Parent	-	(3,188)	-
Contributions from member	474	2,881	1,000
Distributions to member	(8,305)	(29,278)	(128,290)
Debt issuance costs	-	(854)	(10,050)
Proceeds from borrowings	-	23,000	310,000
Payments on borrowings	(21,000)	(28,600)	(211,400)
Net cash used in financing activities	(28,831)	(36,039)	(38,740)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,912)	(8,786)	(10,747)
CASH AND CASH EQUIVALENTS:
Beginning of period	13,680	22,466	33,213
End of period	$11,768	$13,680	$22,466
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest (including interest rate swap)	$22,548	$18,843	$19,360
Cash paid for income taxes	$20	$60	$-
Advance to parent converted to a distribution	$3,188	$-	$-
Purchase adjustment to accrued liabilities and goodwill	$1,184	$-	$-

See notes to consolidated financial statements.

CBD MEDIA LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Substantially all of the Company’s operations are outsourced to third-party service providers, and it is dependent upon the performance of third parties for the following key components of its operations: sales of advertising, printing of directories, distribution and delivery of directories, and billing and collection. The Company has executed long-term contracts with these third-parties. A change in these suppliers could cause a disruption in the Company’s business due to the time it would take to locate and qualify an alternate supplier for these services.

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount December 31, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(21,159)	(59,033)	(77)	(19,900)	(100,169)

Net amount at December 31, 2005	$30,841	$94,967	$123	$84,100	$210,031

Carrying amount December 31, 2004	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(16,657)	(43,633)	(57)	(14,700)	(75,047)

Net amount at December 31, 2004	$35,343	$110,367	$143	$89,300	$235,153

CBD MEDIA LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

Amortization of identifiable intangible assets for the next five years as of December 31, 2005 is as follows:

Year ending December 31:
2006	$24,560
2007	24,070
2008	23,640
2009	23,265
2010	22,936

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

Balance at December 31, 2004	$28,299
Other - Purchase adjustment	(1,184)
Balance at December 31, 2005	$27,115 ======

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method. On June 13, 2003, the Company successfully completed a recapitalization, in which the existing credit facility was terminated and the Company entered into a new $165,000 senior credit facility, and issued and sold $150,000 of 8 5/8% senior subordinated notes. The Company incurred debt issuance costs of approximately $10,050 related to the recapitalization.  Existing debt issuance costs related to the Term A and Term B loans of approximately $6,242 (and accumulated amortization of approximately $1,357) were written off and charged to interest expense in conjunction with the termination of such debt.  In February 2004, the Company refinanced the tranche B term loan of its senior credit facility with a tranche C term loan (see Note 6).  In connection with the refinancing the Company capitalized financing fees of approximately $600.  In October 2004, the Company replaced the existing tranche C term loan with a $153,000 tranche D term loan (see Note 6).  In connection with the refinancing the Company capitalized financing fees of approximately $254.  Amortization of approximately $1,536, $1,482, and $6,143 (including $4,885 related to the write-off of existing debt issuance costs) has been charged to expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $1,684 and $2,218 at December 31, 2005, and 2004, respectively.

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

CBD MEDIA LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

Concentration of Credit Risks—Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by its customers and, accordingly, does not require collateral.

A roll forward of the allowance for sales adjustments for the years ended December 31, 2005, 2004 and 2003 is as follows:

Balance, December 31, 2002

$2,627

Charged to revenue

 4,136

Write-offs

(1,888)

Balance, December 31, 2003

  4,875

Charged to revenue

  4,113

Write-offs

(4,468)

Balance, December 31, 2004

  4,520

Charged to Revenue

  3,506

Write-Offs

(3,339)

Balance, December 31, 2005

$4,687

Revenue Recognition—Revenue is primarily the result of selling advertising that is subsequently placed in the Cincinnati Bell Yellow Pages. Revenues related to publishing directories are recognized using the “amortization method” under which revenues are recognized over the lives of the directories, generally twelve months. Deferred revenue relates to the sale of advertising to national advertisers which is billed in advance and recognized over the lives of the directories. Adjustments to revenue include primarily estimated sales adjustments for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints. The estimated sales adjustments are determined based on historical experience, current knowledge of customers with disconnected phone service, and customer complaints received.

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses.  State and city taxes resulted in expense of approximately $0 and $59 for the years ended December 31, 2005 and 2004, respectively, and a benefit of approximately $43 for the year ended December 31, 2003.

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

CBD MEDIA LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

2.

RECENTLY ISSUED ACCOUNTING STANDARDS

FAS 123 (revised 2004) – Share Based Payments (“FAS 123-R”) was issued in December 2004.  FAS 123-R replaces FAS 123 – Accounting for Stock-Based Compensation, and supersedes APB 25 – Accounting for Stock Issued to Employees.  FAS 123-R requires compensation expense associated with share-based payments to employees to be recognized in the financial statements based on their fair values.  FAS 123-R is effective for reporting periods beginning after December 15, 2005.  Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

Financial Accounting Standards Board (“FASB”) Interpretation No. (“Interpretation”) 47-Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, was issued in March 2005.  Interpretation 47 clarifies the timing of liability recognition for legal obligations associated with the retirements of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event.  This Interpretation became effective for the Company in the fourth quarter of 2005.  The application of this Interpretation did not have a material effect on the Company’s financial statements.

FAS 154 – Accounting Changes and Error Corrections, which replaces Accounting Principles Opinion No. 20 – Accounting Changes and FAS 3 – Reporting Accounting Changes in Interim Financial Statements, was issued in May 2005.  FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  The standard requires retrospective application to prior period financial statements for changes in accounting principles and the reporting of a correction of an error.  FAS 154 also requires a change in accounting estimate that is affected by a change in accounting principle to be accounted for as a change in accounting estimate.  FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company will apply this guidance for future accounting changes.

FAS 155 – Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, was issued in February 2006.  FAS 155 provides entities with relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract in accordance with FAS 133 along with certain other clarifications and amendments to FAS 133 and FAS 140.  FAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

FAS 156 – Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140, was issued in March 2006.  FAS 156 provides some relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations.  FAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

CBD MEDIA LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

3.

PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Furniture and office equipment	$40	$40
Leasehold Improvements	14	--
Computer software	141	37
Computer equipment	117	102

Total	312	179
Less accumulated depreciation	(118)	(61)

Property and equipment - net	$194 ====	$118 ====

4.

DEFERRED DIRECTORY COSTS

At December 31, 2005 and 2004, the Company deferred directory costs for directories in the Greater Cincinnati Area which were published in June and November 2005 and 2004, respectively.  Deferred directory costs at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Selling	$9,548	$8,642
Production	3,012	3,093
Distribution	658	466
Total deferred directory costs	$13,218 ======	$12,201 ======

5.

LEASES

The Company leases office space under non-cancelable operating leases.  Rent paid was approximately $277, $267 and $354 for the years ended December 31, 2005, 2004 and 2003.

Future minimum rent payments are as follows:

Year ending December 31:

2006	$144
2007	86
2008	68
2009	70
2010	73
Thereafter	112
Total	$553 ===

CBD MEDIA LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

6.

LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004 consisted of the following:

	2005	2004
8 5/8% Senior Subordinated Notes Due 2011	$150,000	$150,000

Term loan facility, payable to a consortium of banks, with interest of 6.99% at December 31, 2005 and 4.548% at December 31, 2004. Due on December 31, 2009.	132,000	153,000

Total	$282,000 =======	$303,000 =======

In conjunction with the recapitalization on June 13, 2003, the Company issued $150,000 of 8 5/8% Senior Subordinated Notes due 2011.  Net of fees and expenses, the issuance generated cash proceeds of $141,442.

These proceeds, along with the proceeds from a new senior credit facility with a tranche B term loan of $160,000 and cash on hand were used to retire the existing $50,000 Term Loan A and the $160,000 Term Loan B.  As part of the recapitalization in 2003 the Company made distributions of approximately $128,300 to equity holders.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

On June 13, 2003, the Company also entered into a revolving line of credit as part of the same senior credit facility as the $160,000 tranche B term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  The tranche B term loan required annual principal reductions of $1,600 and the balance was due at maturity on December 31, 2008.  The line of credit replaced the existing line of credit, under which the Company could borrow up to $10,000 at the bank’s prime rate plus 2.25% or the LIBOR rate plus 3.25%.  There were no borrowings outstanding on the revolving lines of credit at December 31, 2005 or 2004.

In conjunction with the previous credit facility, the Company entered into an interest rate swap agreement on October 4, 2002 that effectively converted a portion of the interest on the Term A and B loans to a fixed rate of 6.17%.  In accordance with FAS 133- Accounting for Derivative Instruments and Hedging Activities, the Company has classified this interest rate swap agreement as a cash flow hedge.  On June 18, 2003, in conjunction with the recapitalization, the Company paid approximately $2,900 to terminate this interest rate swap agreement which is presented within interest expense on the accompanying consolidated statement of operations.

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

CBD MEDIA LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

The fair value of the Company’s debt obligations was approximately $283,875 and $311,250 as of December 31, 2005 and 2004, respectively.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s bylaws, articles of incorporation or any provision of any material contract.  Other restrictive covenants include leverage restrictions and interest coverage.  At December 31, 2005 and 2004, the Company was in compliance with all restrictive covenants.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:

2009

$132,000

2011

  150,000

Total

$282,000

=======

7.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Inc., a member of CBD Holdings, provide the Company with billing, collection and distribution services through its affiliate Cincinnati Bell Telephone.  The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were approximately $1,112, $1,229 and $1,375 for the years ended December 31, 2005, 2004 and 2003, respectively.  In addition, the Company provides Cincinnati Bell Telephone with advertising sales, printing and distribution services.  Total gross fees for such services were $4,933, $4,985 and $5,104 for the years ended December 31, 2005, 2004 and 2003, respectively, which had related pass through expenses of $3,334, $3,328, and $3,456 for the years ended December 31, 2005, 2004 and 2003, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement.  Total fees for such services were approximately $2,000, $2,000 and $1,300 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company had an intercompany account with its parent, CBD Holdings in 2004.  This amount primarily related to the funding of debt issuance costs and interest payments relating to CBD Holdings, $100 million of 9 ¼% notes issued in October, 2004.  The amount owed to the Company was due upon demand and carried no interest.  During the first quarter of 2005, the balance of the intercompany account was converted to a distribution.

8.

401(k) PLAN

The Company has established a 401(k) plan.  Employees who are at least 21 years old are eligible for participation.  Employees may contribute a portion of their annual compensation to the plan subject to Internal Revenue Service limitations.  During the years ended December 31, 2005, 2004 and 2003, the Company’s discretionary contributions to the 401(k) plan were approximately $75, $74 and $62, respectively.

CBD MEDIA LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

9.

MANAGEMENT UNIT AWARDS

During 2002, CBD Holdings awarded 23,570 Class C units in CBD Holdings to management of the Company.  During 2003, an additional 806 Class C units were issued.  In 2004, 330 Class C units were forfeited.  The fair value of the Class C units awarded to management of the Company on the date of grant was determined to be less than $3.  The Class C units are subject to various restrictions, including continuous employment over a four year period.  Subsequent to the vesting period, any transfer or sale of the Class C units is subject to the approval of the majority owners of CBD Holdings.  Management believes that the restrictions on liquidation and lack of voting rights make the Class C units subordinate to the other classes of unit holders in CBD Holdings.  Therefore, this arrangement is consistent with the definition of junior stock and is accounted for on its measurement date in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 38 – Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock.  Compensation expense is not recorded until a measurement date is reached in accordance with FIN 38.  A measurement date will be reached when the restrictions on the Class C units are removed, generally upon a change in control of the Company or approval of the majority owners of CBD Holdings.  At the measurement date, the Company will recognize compensation expense equal to the fair value of the Class C units on that date.

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

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  In October 2005, CBD Holdings paid approximately $438, or approximately one-third, of the remaining $1,315 to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the unvested incentive compensation upon a change in control.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the years ended December 31, 2005 and 2004 was approximately $730 and $134, respectively.

CBD MEDIA LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

10.

SUMMARIZED QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized financial information is as follows (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005
Net revenue	$21,887	$22,741	$21,057	$21,107	$86,792
Cost of revenue	7,978	8,343	7,843	8,507	32,671
Amortization & depreciation	6,293	6,295	6,296	6,296	25,180
General & administrative expenses	1,137	1,197	1,096	1,092	4,522

Operating income	6,479	6,906	5,822	5,212	24,419
Other expenses	5,564	5,752	5,836	5,882	23,034

Net income (loss)	$ 915	$ 1,154	$ (14)	$ (670)	$1,385

2004
Net revenue	$21,748	$22,860	$21,746	$21,300	$87,654
Cost of revenue	7,930	9,017	8,123	9,547	34,617
Amortization & depreciation	6,449	6,449	6,449	6,451	25,798
General & administrative expenses	1,131	2,098	2,176	1,873	7,278

Operating income	6,238	5,296	4,998	3,429	19,961
Other expenses	5,048	4,970	4,723	5,301	20,041

Net income (loss)	$ 1,190	$ 326	$ 275	$ (1,871)	$ (80)

Exhibit 12.1

CBD Media LLC

Ratio of Earnings to Fixed Charges

	Predecessor		CBD Media LLC
	Year Ended Dec. 31, 2001	Period from Jan. 1 2002, to March 7, 2002	Period from March 8, 2002 to Dec. 31, 2002	Year Ended December 31, 2003 2004 2005
	(Dollars in thousands)			(Dollars in thousands)
EARNINGS AS DEFINED:
Earnings (loss) from operations before income taxes…..	$32,845	$4,965	$6,630	$(2,746)	$(80)	$1,385
Fixed charges…………………………………………..	237	31	10,597	25,638	20,172	23,136
Earnings as defined…………………………………….	$33,082	$4,996	$17,227	$22,892	$20,092	$24,521
FIXED CHARGES AS DEFINED:
Interest expense, including amortization of debt issue costs.	$69	$16	$10,545	$25,549	$20,101	$23,083
Portion of rental expense representative of the interest factor	168	15	52	89	71	53
Fixed charges as defined……………………………….	$237	$31	$10,597	$25,638	$20,172	$23,136
RATIO OF EARNINGS TO FIXED CHARGES……..	139.6	161.2	1.6	0.9	0.9	1.1
ADDITIONAL INCOME REQUIRED TO MEET A 1.0 RATIO……………………………………………….	N/A	N/A	N/A	$2,746	$80	N/A

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas A. Myers, Chief Executive Officer of CBD Media LLC certify that:

1.	I have reviewed this annual report on Form 10-K of CBD Media LLC;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which the report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 31, 2006

	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John P. Schwing, Chief Financial Officer of CBD Media LLC certify that:

1.	I have reviewed this annual report on Form 10-K of CBD Media LLC;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which the report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal controls over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 31, 2006

	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media LLC hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.	the annual report on Form 10-K of CBD Media LLC for the period ended December 31, 2005 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media LLC

Date: March 31, 2006

	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: March 31, 2006

	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

The foregoing certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request