Form 10-Q
period 2006-03-31
CBD MEDIA LLC
filed 2006-05-17
CIK 1253808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:333-107783

CBD MEDIA LLC

(Exact name of registrant as specified in its charter)

DELAWARE	02-0553288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

312 PLUM STREET, SUITE 900	45202
CINCINNATI, OHIO	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (513) 397-6794

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
N/A	N/A

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006, DECEMBER 31, 2005 AND MARCH 31, 2005

(Dollars in Thousands)

	March 31, 2006 (Unaudited)	December 31, 2005	March 31, 2005 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,779	$11,768	$24,133
Accounts receivable (net of allowance of $4,226, $4,687 and $4,471 at March 31, 2006, December 31, 2005 and March 31, 2005, respectively)	3,520	4,972	5,310
Deferred directory costs	10,063	13,218	6,909
Prepaid expenses and other current assets	335	438	226
Related party receivable	2,050	1,165	1,994

Total current assets	29,747	31,561	38,572

PROPERTY AND EQUIPMENT (NET)	247	194	107

DEBT ISSUANCE COSTS (net of accumulated amortization of $4,208, $3,825 and $2,669 at March 31, 2006, December 31, 2005 and March 31, 2005, respectively)	6,696	7,080	8,236

GOODWILL	27,115	27,115	28,299

INTANGIBLE ASSETS (NET)	203,891	210,031	228,872

TOTAL ASSETS	$267,696	$275,981	$304,086

LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$369	$864	$679
Accrued liabilities	6,641	4,377	9,036
Deferred revenue	3,890	7,468	3,999
Other current liabilities	634	634	634
Related party payable	140	142	682

Total current liabilities	11,674	13,485	15,030

LONG-TERM DEBT	280,000	282,000	303,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	891	1,050	1,425

Total liabilities	292,565	296,535	319,455
MEMBER’S CAPITAL (DEFICIT):
Contributed capital	-	-	-
Retained earnings (deficit)	(24,869)	(20,554)	(15,369)

Total member’s capital (deficit)	(24,869)	(20,554)	(15,369)

TOTAL LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)	$267,696	$275,981	$304,086

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in Thousands)

	2006	2005
NET REVENUE (includes related party amounts of $125 and $126 in 2006 and 2005, respectively)	$21,229	$21,887

COST OF REVENUE (includes related party amounts of $203 and $205 in 2006 and 2005, respectively)	7,666	7,978
AMORTIZATION AND DEPRECIATION	6,153	6,293
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $500 in 2006 and 2005)	1,145	1,137

OPERATING INCOME	6,265	6,479
OTHER (INCOME) EXPENSES:
Interest expense	5,965	5,579
Interest income	(10)	(15)

Total other expenses	5,955	5,564

NET INCOME	$310	$915

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Member’s Capital (Deficit)
BALANCE AT DECEMBER 31, 2004	$-	$(10,920)	$(10,920)
NET INCOME		915	915
DISTRIBUTIONS TO MEMBER		(5,364)	(5,364)

BALANCE AT MARCH 31, 2005	$-	$(15,369)	$(15,369)

BALANCE AT DECEMBER 31, 2005	$-	$(20,554)	$(20,554)
NET INCOME		310	310
DISTRIBUTIONS TO MEMBER		(4,625)	(4,625)

BALANCE AT MARCH 31, 2006	$-	$(24,869)	$(24,869)

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in Thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$310	$ 915
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	6,153	6,293
Amortization of debt issuance costs	383	380
Changes in certain working capital accounts:
Accounts receivable	567	748
Prepaid expenses and other assets	103	128
Deferred directory costs	3,155	5,292
Accounts payable and other current liabilities	(497)	(673)
Accrued liabilities	2,264	3,188
Deferred revenue	(3,578)	(3,483)
Other	(159)	(159)

Net cash provided by operating activities	8,701	12,629

CASH FLOWS FROM INVESTING ACTIVITIES -
Capital expenditures	(65)	-
Net cash used in investing activities	(65)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution to member	(4,625)	(2,176)
Payments on borrowings	(2,000)

Net cash used in financing activities	(6,625)	(2,176)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,011	10,453

CASH AND CASH EQUIVALENTS:
Beginning of period	11,768	13,680

End of period	$13,779	$ 24,133

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,313	$ 1,709

Cash paid for income taxes	$-	$ -

Advance to parent converted to a distribution	$-	$ 3,188

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 2005 included in these condensed consolidated financial statements has been derived from audited consolidated financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount March 31, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(17,783)	(47,483)	(62)	(16,000)	(81,328)

Net amount at March 31, 2005	$34,217	$106,517	$138	$88,000	$228,872

Carrying amount December 31, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(21,159)	(59,033)	(77)	(19,900)	(100,169)

Net amount at December 31, 2005	$30,841	$94,967	$123	$84,100	$210,031

Carrying amount March 31, 2006	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(22,144)	(62,883)	(82)	(21,200)	(106,309)

Net amount at March 31, 2006	$29,856	$91,117	$118	$82,800	$203,891

Amortization of identifiable intangible assets for the next five years as of March 31, 2006 is as follows:

Period ending March 31:
2007	$24,438
2008	23,963
2009	23,546
2010	23,182
2011	22,864

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  Amortization of approximately $383 and $380  has been charged to interest expense for the three months ended March 31, 2006 and 2005, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $1,525, $1,684 and $2,059 at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

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

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses, in the amount of approximately $0 and $20 for the three months ended March 31, 2006 and 2005, respectively.

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

2.

LONG-TERM DEBT

Long-term debt at March 31, 2006, December 31, 2005 and March 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005	March 31, 2005
8 5/8% Senior subordinated notes due 2011	$150,000	$150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 7.24%, 6.99%, and 5.09% at March 31, 2006, December 31, 2005, and March 31, 2005, respectively. Due on December 31, 2009.	130,000	132,000	153,000

Total	$280,000	$282,000	$303,000

The Company has a revolving line of credit as part of the same senior credit facility as the term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  There were no borrowings outstanding on the revolving line of credit at March 31, 2006, December 31, 2005 or March 31, 2005.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, effect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s Certificate of Formation and Operating Agreement or any provision of any material contract. Other restrictive covenants include leverage restrictions and interest coverage. At March 31, 2006 and 2005, the Company was in compliance with the restrictive covenants.

The fair value of the Company’s debt obligations was approximately $282,250, $283,875 and $306,750 as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

In addition to the loan agreements noted above, CBD Holdings has outstanding $100,000 of 9 ¼% senior notes due 2012.  The ability of the Company to pay dividends or distributions to CBD Holdings for the purpose of allowing CBD Holdings to made regularly scheduled interest payments on the senior notes is subject to the terms and restrictions set forth in the senior credit facility and the indenture governing the senior subordinated notes.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$130,000
2011	150,000

TOTAL	$280,000

3.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Inc., a member of CBD Holdings, provide the Company with billing, collection and distribution services through its affiliate Cincinnati Bell Telephone. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were $203 and $205 for the three months ended March 31, 2006 and 2005, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising sales, printing and distribution services. Total fees for such services were $125 and $126, for the three months ended March 31, 2006 and 2005, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $500 for the three months ended March 31, 2006 and 2005.

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

4.

MANAGEMENT UNIT AWARDS AND INCENTIVE COMPSENSATION

During 2002, CBD Holdings awarded 23,570 Class C units in CBD Holdings to management of the Company. During 2003, an additional 806 Class C units were issued.  In 2004, 330 Class C units were forfeited.  The fair value of the Class C units awarded to management of the Company on the date of grant was determined to be less than $3. The Company is required to record the impact of these Class C units within its financial statements. The Class C units are subject to various restrictions, including continuous employment over a four year period. Subsequent to the vesting period, any transfer or sale of the Class C units is subject to the approval of the majority owners of CBD Holdings. Management believes that the restrictions on liquidation and lack of voting rights make the Class C units subordinate to the other classes of unit holders in CBD Holdings.  Prior to the adoption of FAS 123-R – “Share-Based Payment”, management considered this arrangement to be consistent with the definition of junior stock and was accounted for on its measurement date in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 38 – “Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock”.  Compensation expense was not recorded until a measurement date was reached in accordance with FIN 38.

On January 1, 2006, the Company adopted FAS 123-R, using a modified prospective application.  Accordingly, prior period amounts have not been restated.  The adoption of FAS 123-R did not have a significant effect on the Company’s financial statements and related disclosures.

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

In April 2005, the holders of the Class C units received aggregate distributions from the Company of approximately $36. As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  In October 2005, CBD Holdings paid approximately $438, or approximately one-third, of the remaining $1,315 to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the unvested incentive compensation upon a change in control.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the three months ended March 31, 2006 and 2005 was approximately $82 and $182, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CBD Media LLC Overview

We are the exclusive telephone directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census.  We are a leader in the directory publishing industry, and in 2005, we believe our directories captured over 87% of total directory advertising spending in the Cincinnati-Hamilton metropolitan area.

We generate our revenues primarily through the sale of advertising in our directories.  In 2005, we published 15 yellow pages directories and distributed over 2.4 million copies.  These directories included advertisements from over 15,000 local customers who are principally small and medium-sized businesses, as well as approximately 1,200 national advertisers.  We are also the exclusive publisher of the white pages for Cincinnati Bell Telephone.  In 2005, we published one white pages directory and distributed over one million copies to businesses and residences.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2006 and 2005.

Net Revenue. Net revenue for the three months ended March 31, 2006 was $21.2 million, consisting of $16.5 million in local advertising, $3.5 million in national advertising and $1.2 million in internet advertising. Net revenue for the three months ended March 31, 2005 was $21.9 million, consisting of $17.4 million in local advertising, $3.5 million in national advertising and $1.0 million in internet advertising.  The difference is primarily related to the decrease in local revenue from the directories published in 2005.

Adjustments to revenue were $0.7 million and $0.9 million for the three months ended March 31, 2006 and 2005.  Adjustments as a percentage of total revenue were 3.2% and 4% for the three months ended March 31, 2006 and 2005.

Cost of Revenue. Cost of revenue was $7.7 million and $8.0 million for the three months ended March 31, 2006 and 2005, respectively.  The difference primarily is related to the decrease in print expense due to lower page counts as a result of reduced revenues.  In addition, advertising expenditures were reduced in the three months ended March 31, 2006.  Cost of revenue represented 36.1% and 36.5% of net revenue for the three months ended March 31, 2006 and 2005, respectively.

General and Administrative Expense. General and administrative expense was $1.1 million for the three months ended March 31, 2006 and 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.2 million and $6.3 million for the three months ended March 31, 2006 and 2005, respectively.  The difference primarily is related to the accelerated amortization method that is used for advertiser related intangible assets.

Interest Expense. Interest expense was $6.0 million and $5.6 million for the three months ended March 31, 2006 and 2005, respectively.  The increase is primarily related to the higher interest rate on the term loan facility offset by a decrease in the outstanding borrowing.

Net Income. Net income was $0.3 million for the three months ended March 31, 2006 and $0.9 million for the same period in 2005.  The decrease is primarily related to the increase in interest expense and the decrease in revenue.

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

Total capital expenditures were $65,000 in 2006 and zero in 2005.  We anticipate that the amount of capital expenditures will remain at insignificant levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations.  Net cash provided by operations for the three months ended March 31, 2006, was $8.7 million as compared to $12.6 million for the same period in 2005.  The change was due to the timing of payments for printing costs associated with the June directories.  A $3.1 million payment was made in March 2006, for the June directories and the comparable payment in 2005 was made in the second quarter.  In addition, in the first quarter of 2005 there was a timing difference of $1.3 million between interest expense and interest payment on the term loan facility.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2006, was $6.6 million as compared to $2.2 million for the same period in 2005.  The increase in net cash used in financing activities in 2006 was the result of increased distributions to CBD Holdings.  CBD Media also made a $2.0 million debt repayment in the first quarter of 2006.

Net Cash Provided by (Used in) Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2006 and 2005 was insignificant.

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

We have made significant distributions to CBD Holdings in connection with the 2003 recapitalization, the 2004 recapitalization and the interest payment requirements on CBD Holdings’ senior notes.  As a result of these distributions, a significant amount of cash is unavailable to make payments on our indebtedness.  We have had, and expect to continue to have in the future, limited cash and cash equivalents on hand.  Our primary source of liquidity is, and is expected to continue to be, cash flow generated from operations as well as our ability to borrow up to $5.0 million under the revolving portion of the senior credit facility.  Following the payment of these distributions to CBD Holdings, we have limited capacity to make distributions to CBD Holdings in the near future.

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

The following table outlines the financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility:

Period	Leverage Ratio Max.	Leverage Ratio at March 31, 2006
January 1, 2006 through June 30, 2006	8.00 to 1.00	7.32 to 1.00
July 1, 2006 through December 31, 2006	7.75 to 1.00
January 1, 2007 through June 30, 2007	7.50 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at March 31, 2006
October 1, 2005 through September 30, 2006	3.00 to 1.00	2.50 to 1.00
October 1, 2006 through September 30, 2007	2.75 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio – Min.	Senior Leverage Ratio at March 31, 2006
For each fiscal quarter from October 1, 2004 through December 31, 2007	1.50 to 1.00	1.57 to 1.00
For each fiscal quarter from January 1, 2008 through December 31, 2009	1.75 to 1.00

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of March 31, 2006, approximately 54% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.3 million.

Item 4. Controls and Procedures.

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

The management of CBD Media assessed the effectiveness of the company's internal control over financial reporting as of March 31, 2006, and this assessment identified the following material weakness in the Company's internal control over financial reporting.

The Company determined that the accounting, auditing, control, and oversight functions regarding its financial statements and financial reporting obligations were too centralized to provide adequate and effective controls.  Because of the over-centralization of these functions, the Company determined that the possibility of material misstatements going undetected was greater than a relatively low level.  In order to address this weakness, management will review de-centralizing the preparation and review of its financial statements and reports.

Because of the material weakness described in the preceding paragraph, management believes that as of March 31, 2006, the Company's internal control over financial reporting was not effective.

During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds. Not applicable.

Item 3. Defaults upon Senior Securities.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits

Exhibit 3.1

Amended and Restated Certificate of Formation of CBD Media LLC, filed March 4, 2002 (incorporated by reference to Exhibit 3.1 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

Exhibit 3.2

Certificate of Incorporation of CBD Finance Inc., filed October 8, 2002 (incorporated by reference to Exhibit 3.2 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

Exhibit 3.3

Limited Liability Company Agreement for CBD Media LLC, dated March 7, 2002 (incorporated by reference to Exhibit 3.3 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

Exhibit 3.4	Bylaws of CBD Media LLC (incorporated by reference to Exhibit 3.4 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003.

Exhibit 3.5	Bylaws of CBD Finance, Inc. (incorporated by reference to Exhibit 3.5 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003.

Exhibit 4.1

Indenture with respect to the 8 ⅝% Senior Subordinated Notes due 2011, among CBD Media LLC, CBD Finance, Inc. and HSBC Bank USA, as trustee, dated June 13, 2003 (incorporated by reference to Exhibit 4.1 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

Exhibit 4.2	Form of 8 ⅝% of Senior Subordinated Notes due 2011 (included in exhibit 4.1).

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

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

CBD MEDIA LLC

Date: May 17, 2006	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

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

Date: May 17, 2006
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

Date: May 17, 2006
	By:	/s/ John P. Schwing
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media LLC hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the periodic report on Form 10-Q of CBD Media LLC for the quarter ended March 31, 2006 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media LLC.

Date: May 17, 2006
	By:	/s/ Douglas A. Myers
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: May 17, 2006
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