Form 10-Q
period 2006-09-30
CBD MEDIA LLC
filed 2006-11-13
CIK 1253808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-107783

CBD MEDIA LLC

(Exact name of registrant as specified in its charter)

DELAWARE	02-0553288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

312 PLUM STREET, SUITE 900	45202
CINCINNATI, OHIO	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (513) 397-6794

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
N/A	N/A

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006, DECEMBER 31, 2005 AND SEPTEMBER 30, 2005

(Dollars in Thousands)

	September 30, 2006 (Unaudited)	December 31, 2005	September 30, 2005 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,084	$11,768	$10,528
Accounts receivable (net of allowance of $3,149, $4,687 and $4,693 at September 30, 2006, December 31, 2005 and September 30, 2005, respectively)	4,507	4,972	4,752
Deferred directory costs	15,246	13,218	15,689
Prepaid expenses and other current assets	324	438	419
Related party receivable	1,115	1,165	1,323

Total current assets	32,276	31,561	32,711

PROPERTY AND EQUIPMENT (NET)	283	194	132

DEBT ISSUANCE COSTS (net of accumulated amortization of $4,975, $3,825 and $3,442 at September 30, 2006, December 31, 2005 and September 30, 2005, respectively)	5,930	7,080	7,463

GOODWILL	27,115	27,115	27,115

INTANGIBLE ASSETS (NET)	191,611	210,031	216,312

TOTAL ASSETS	$257,215	$275,981	$283,733

LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$708	$864	$607
Accrued liabilities	7,213	4,377	7,073
Deferred revenue	8,556	7,468	8,593
Other current liabilities	634	634	634
Related party payable	406	142	939

Total current liabilities	17,517	13,485	17,846

LONG-TERM DEBT	267,000	282,000	285,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	675	1,050	1,209

Total liabilities	285,192	296,535	304,055
MEMBER’S CAPITAL (DEFICIT):
Contributed capital	-	-	-
Retained earnings (deficit)	(27,977)	(20,554)	(20,322)

Total member’s capital (deficit)	(27,977)	(20,554)	(20,322)

TOTAL LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)	$257,215	$275,981	$283,733

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in Thousands)

	For the Three Months Ended Sept 30, 2006	For the Three Months Ended Sept 30, 2005	For the Nine Months Ended Sept 30, 2006	For the Nine Months Ended Sept 30, 2005
NET REVENUE (includes net related party amounts of $131 and $138 for the three months ended September 30, 2006 and 2005, respectively, and amounts of $1,479 and $1,475 for the nine months ended September 30, 2006 and 2005, respectively)	$21,563	$21,057	$65,808	$65,685

COST OF REVENUE (includes related party amounts of $230 and $223 for the three months ended September 30, 2006 and 2005, respectively, and amounts of $779 and $792 for the nine months ended September 30, 2006 and 2005, respectively)	8,350	7,843	23,975	24,164
AMORTIZATION AND DEPRECIATION	6,153	6,296	18,458	18,884
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $500 for the three months ended September 30, 2006 and 2005, and amounts of $1,500 for the nine months ended September 30, 2006 and 2005)	1,122	1,096	3,462	3,430

OPERATING INCOME	5,938	5,822	19,913	19,207
OTHER (INCOME) EXPENSES:
Interest expense	6,081	5,846	18,132	17,190
Interest income	(23)	(10)	(46)	(38)

Total other expenses	6,058	5,836	18,086	17,152

NET INCOME (LOSS)	$(120)	$(14)	$1,827	$2,055

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (DEFICIT) (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Member’s Capital (Deficit)
BALANCE AT DECEMBER 31, 2004	$-	$(10,920)	$(10,920)
NET INCOME		2,055	2,055
DISTRIBUTIONS TO MEMBER		(11,493)	(11,493)
CONTRIBUTION FROM MEMBER		36	36
BALANCE AT SEPTEMBER 30, 2005	$-	$(20,322)	$(20,322)

BALANCE AT DECEMBER 31, 2005	$-	$(20,554)	$(20,554)
NET INCOME		1,827	1,827
DISTRIBUTIONS TO MEMBER		(9,250)	(9,250)
BALANCE AT SEPTEMBER 30, 2006	$-	$(27,977)	$(27,977)

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in Thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,827	$ 2,055
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	18,458	18,884
Amortization of debt issuance costs	1,150	1,153
Changes in certain working capital accounts:
Accounts receivable	515	1,977
Prepaid expenses and other assets	114	(64)
Deferred directory costs	(2,028)	(3,487)
Accounts payable and other current liabilities	108	(489)
Accrued liabilities	2,836	2,408
Deferred revenue	1,088	1,112
Other	(375)	(375)

Net cash provided by operating activities	23,693	23,174

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(127)	(57)
Net cash used in investing activities	(127)	(57)
CASH FLOWS FROM FINANCING ACTIVITIES:
Member contributions	-	36
Distributions to member	(9,250)	(8,305)
Payments on borrowings	(15,000)	(18,000)

Net cash used in financing activities	(24,250)	(26,269)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(684)	(3,152)

CASH AND CASH EQUIVALENTS:
Beginning of period	11,768	13,680

End of period	$11,084	$ 10,528

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,881	$ 13,755

Cash paid for income taxes	$-	$ 7
Advance to Parent converted to a distribution	$-	$ 3,188
Purchase adjustment to accrued liabilities and goodwill	$-	$ 1,184

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount Sept. 30, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(20,033)	(55,183)	(72)	(18,600)	(93,888)

Net amount at Sept. 30, 2005	$31,967	$98,817	$128	$85,400	$216,312

Carrying amount December 31, 2005	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(21,159)	(59,033)	(77)	(19,900)	(100,169)

Net amount at December 31, 2005	$30,841	$94,967	$123	$84,100	$210,031

Carrying amount Sept. 30, 2006	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(24,114)	(70,583)	(92)	(23,800)	(118,589)

Net amount at Sept. 30, 2006	$27,886	$83,417	$108	$80,200	$191,611

Amortization of identifiable intangible assets for the next five years as of September 30, 2006 is as follows:

Period ending September 30:
2007	$24,192
2008	23,748
2009	23,359
2010	23,018
2011	22,720

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  Amortization of approximately $1,151 and $1,153 has been charged to interest expense for the nine months ended September 30, 2006 and 2005, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $1,308, $1,684 and $1,843 at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

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

2.

LONG-TERM DEBT

Long-term debt at September 30, 2006, December 31, 2005 and September 30, 2005 consisted of the following:

	Sept. 30, 2006	December 31, 2005	Sept. 30, 2005
8 5/8% Senior subordinated notes due 2011	$150,000	$150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 7.71%, 6.99%, and 6.21% at Sept. 30, 2006, December 31, 2005, and Sept. 30, 2005, respectively. Due on December 31, 2009.	117,000	132,000	135,000

Total	$267,000	$282,000	$285,000

The Company has a revolving line of credit as part of the same senior credit facility as the term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  There were no borrowings outstanding on the revolving line of credit at September 30, 2006, December 31, 2005 or September 30, 2005.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s operating agreement, certificate of formation or any provision of any material contract. Other restrictive covenants include leverage restrictions and interest coverage requirements. At September 30, 2006 and 2005, the Company was in compliance with the restrictive covenants.

The fair value of the Company’s debt obligations was approximately $265,125, $283,875 and $288,375 as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

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

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$117,000
2011	150,000

TOTAL	$267,000

3.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Telephone, a member of CBD Holdings, provide the Company with billing, collection and distribution services. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were $779 and $792 for the nine months ended September 30, 2006 and 2005, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising, printing and distribution services. Total gross fees for such services were $4,696 and $4,809, for the nine months ended September 30, 2006 and 2005, respectively, which had related pass through expenses of $3,217 and $3,334 for the nine months ended September 30, 2006 and 2005, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $1,500 for the nine months ended September 30, 2006 and 2005.

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

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  In October 2005, CBD Holdings paid approximately $438, or approximately one-third, of the remaining $1,315 to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units will fully vest in the unvested incentive compensation upon a change in control.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the nine months ended September 30, 2006 and 2005 was approximately $246 and $548, respectively.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2006 and 2005.

Net Revenue. Net revenue for the three months ended September 30, 2006 was $21.6 million, consisting of $16.4 million in local advertising, $3.5 million in national advertising and $1.7 million in internet advertising. Net revenue for the three months ended September 30, 2005 was $21.1 million, consisting of $16.4 million in local advertising, $3.6 million in national advertising and $1.1 million in internet advertising.  The difference is primarily due to a $0.6 million increase in internet revenue.  Gross local revenue decreased by $0.9 million which was offset by $0.9 million in favorable adjustments to revenue as a result of reserve adjustments for improved collections on outstanding customer balances.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints resulted in an increase in net revenue of $0.1 million for the three months ended September 30, 2006 and a reduction in net revenue of $0.8 million for the three months ended September 30, 2005.  Adjustments as a percentage of total revenue were approximately zero for the three months ended September 30, 2006 and 4% for the three months ended September 30, 2005.  As previously noted, the difference in adjustments to revenue is due to reserve adjustments for improved collections on outstanding customer balances.

Cost of Revenue. Cost of revenue was $8.4 million for the three months ended September 30, 2006 and $7.8 million for the three months ended September 30, 2005.  Cost of revenue represented 39% of net revenue for the three months ended September 30, 2006 and 37% of net revenue for the three months ended September 30, 2005.  The increase is primarily related to printing costs of $0.2 million associated with the June, 2006 directories and a $0.4 million increase in internet costs dues to the increase revenue.

General and Administrative Expense. General and administrative expense was $1.1 million for the three months ended September 30, 2006 and 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.2 million for the three months ended September 30, 2006 and $6.3 million for the three months ended September 30, 2005.

Interest Expense. Interest expense was $6.1 million for the three months ended September 30, 2006 and $5.8 million for the same period in 2005.  The increase is primarily related to the increase in the interest rate on the term loan facility.

Net Loss. Net loss was $0.1 million for the three months ended September 30, 2006 and approximately zero for the same period in 2005.  The change is a result of the items described above.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005.

Net Revenue. Net revenue for the nine months ended September 30, 2006 was $65.8 million, consisting of $50.8 million in local advertising, $10.6 million in national advertising and $4.4 million in internet advertising; net revenue for the nine months ended September 30, 2005 was $65.7 million, consisting of $52.0 million in local advertising, $10.5 million in national advertising and $3.2 million in internet advertising.  Net revenue increased $0.1 million as a result of a $1.2 million increase in internet revenue and $0.1 million increase in national revenue offset by a $1.2 million decrease in local revenue.  Gross local revenue decreased by $3.2 million which as partially offset by $2.0 million in favorable adjustments to revenue as a result of reserve adjustments for improved collections on outstanding customer balances.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $0.6 million and $2.6 million for the nine months ended September 30, 2006 and 2005, respectively.  Adjustments as a percentage of total revenue were 1% for the nine months ended September 30, 2006 and 4% for the nine months ended September 30, 2005.  As previously noted, the company has made adjustments to the allowance for revenue adjustments to reflect the improved payment history of its customers with regards to recent billing cycles.

Cost of Revenue. Cost of revenue was $24.0 million for the nine months ended September 30, 2006 and $24.2 million for the nine months ended September 30, 2005.  Cost of revenue was 36% of net revenue for the nine months ended September 30, 2006 and 37% of net revenue for the nine months ended September 30, 2005.  The decrease is primarily related to a decrease in printing expense  reduced advertising, and reduced commissions offset by increase in internet costs.

General and Administrative Expense. General and administrative expense was $3.5 million and $3.4 million for the nine months ended September 30, 2006 and 2005, respectively.  General and administrative expense was 5% of net revenue for the nine months ended September 30, 2006 and 2005.

Depreciation and Amortization Expense. Depreciation and amortization expense was $18.5 million for the nine months ended September 30, 2006 and $18.9 million for the nine months ended September 30, 2005.

Interest Expense. Interest expense was $18.1 million for the nine months ended September 30, 2006 and $17.2 million for the nine months ended September 30, 2005.  The increase is primarily related to the higher interest rate on the term loan facility.

Net Income. Net income was $1.8 million for the nine months ended September 30, 2006 and $2.1 million for the nine months ended September 30, 2005.

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

Total capital expenditures were $127,000 in 2006 and $57,000 in 2005.  We anticipate that the amount of capital expenditures will remain at insignificant levels and will not significantly increase for the foreseeable future.

Net Cash Provided by Operations.  Net cash provided by operations for the nine months ended September 30, 2006, was $23.7 million as compared to $23.2 million for the same period in 2005.  The change was primarily due to the timing of payments for directory costs and the timing of collections on outstanding receivables.

Net Cash Used In Financing Activities.  Net cash used in financing for the nine months ended September 30, 2006, was $24.3 million as compared to $26.3 million for the same period in 2005.  The change was primarily due to a decrease in payments on borrowings offset by an increase in distributions to our member.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $127,000 for the nine months ended September 30, 2006 and $57,000 for the nine months ended September 30, 2005.

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

The following tables outline the required financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility:

Period	Leverage Ratio Max.	Leverage Ratio at Sept. 30, 2006
July 1, 2006 through December 31, 2006	7.75 to 1.00	7.01 to 1.00
January 1, 2007 through June 30, 2007	7.50 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at Sept. 30, 2006
October 1, 2005 through September 30, 2006	3.00 to 1.00	2.23 to 1.00
October 1, 2006 through September 30, 2007	2.75 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio – Min.	Interest Coverage Ratio at Sept. 30, 2006
For each fiscal quarter from October 1, 2004 through December 31, 2007	1.50 to 1.00	1.55 to 1.00
For each fiscal quarter from January 1, 2008 through December 31, 2009	1.75 to 1.00

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of September 30, 2006, approximately 56% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.2 million.  The fair value of our debt obligations was approximately $265 million as of September 30, 2006.

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

The management of CBD Media assessed the effectiveness of the company's internal control over financial reporting as of September 30, 2006, and this assessment identified the following material weakness in the Company's internal control over financial reporting.

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

Because of the material weakness described in the preceding paragraph, management believes that as of September 30, 2006, the Company's internal control over financial reporting was not effective.

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

CBD MEDIA LLC

Date: November 10, 2006	By:	/s/ DOUGLAS A. MYERS
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

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

Date: November 10, 2006
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

Date: November 10, 2006
	By:	/s/ JOHN P. SCHWING
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media LLC hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the periodic report on Form 10-Q of CBD Media LLC for the quarter ended September 30, 2006 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media LLC.

Date: November 10, 2006
	By:	/s/ DOUGLAS A. MYERS
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: November 10, 2006
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