Form 10-Q
period 2007-03-31
CBD MEDIA LLC
filed 2007-05-14
CIK 1253808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:333-107783

CBD MEDIA LLC

(Exact name of registrant as specified in its charter)

DELAWARE	02-0553288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

312 PLUM STREET, SUITE 900	45202
CINCINNATI, OHIO	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (513) 397-6794

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
N/A	N/A

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

                                                 [  ] Yes         [X] No

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007, DECEMBER 31, 2006 AND MARCH 31, 2006

(Dollars in Thousands)

	March 31, 2007 (Unaudited)	December 31, 2006	March 31, 2006 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,021	$7,217	$13,779
Accounts receivable (net of allowance of $3,379, $3,325 and $4,226 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively)	4,166	5,561	3,520
Deferred directory costs	6,699	12,840	10,063
Prepaid expenses and other current assets	1,850	325	335
Related party receivable	1,380	2,068	2,050

Total current assets	24,116	28,011	29,747

PROPERTY AND EQUIPMENT (NET)	273	271	247

DEBT ISSUANCE COSTS (net of accumulated amortization of $5,949, $5,566 and $4,208 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively)	5,161	5,339	6,696

GOODWILL	27,115	27,115	27,115

INTANGIBLE ASSETS (NET)	179,454	185,471	203,891

TOTAL ASSETS	$236,119	$246,207	$267,696

LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$313	$1,682	$369
Accrued liabilities	5,578	4,323	6,641
Deferred revenue	3,926	7,612	3,890
Other current liabilities	634	634	634
Related party payable	173	234	140

Total current liabilities	10,624	14,485	11,674

LONG-TERM DEBT	257,820	260,000	280,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	357	516	891

Total liabilities	268,801	275,001	292,565
MEMBER’S CAPITAL (DEFICIT):
Contributed capital	-	-	-
Retained earnings (deficit)	(32,682)	(28,794)	(24,869)

Total member’s capital (deficit)	(32,682)	(28,794)	(24,869)

TOTAL LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)	$236,119	$246,207	267,696

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
NET REVENUE (includes related party amounts of $116 and $125 in 2007 and 2006, respectively)	$20,755	$21,229

COST OF REVENUE (includes related party amounts of $181 and $203 in 2007 and 2006, respectively)	7,955	7,666
AMORTIZATION AND DEPRECIATION	6,050	6,153
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $500 in 2007 and $500 in 2006)	1,605	1,145

OPERATING INCOME	5,145	6,265
OTHER (INCOME) EXPENSES:
Interest expense	5,737	5,965
Interest income	(17)	(10)

Total other expenses	5,720	5,955

NET INCOME (LOSS)	($575)	$310

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (DEFICIT) (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Member’s Capital (Deficit)
BALANCE AT DECEMBER 31, 2005	$-	$(20,554)	(20,554)
NET INCOME		310	310
DISTRIBUTIONS TO MEMBER		(4,625)	(4,625)

BALANCE AT MARCH 31, 2006	$-	$(24,869)	(24,869)

BALANCE AT DECEMBER 31, 2006	$-	$(28,794)	(28,794)
NET (LOSS)		(575)	(575)
CONTRIBUTIONS FROM MEMBER		1,312	1,312
DISTRIBUTIONS TO MEMBER		(4,625)	(4,625)

BALANCE AT MARCH 31, 2007	$-	$(32,682)	(32,682)

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(575)	$ 310
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	6,050	6,153
Amortization of debt issuance costs	383	383
Changes in certain working capital accounts:
Accounts receivable	2,083	567
Prepaid expenses and other assets	(1,525)	103
Deferred directory costs	6,141	3,155
Accounts payable and other current liabilities	(1,430)	(497)
Accrued liabilities	1,255	2,264
Deferred revenue	(3,686)	(3,578)
Other	(159)	(159)

Net cash provided by operating activities	8,537	8,701

CASH FLOWS FROM INVESTING ACTIVITIES -
Capital expenditures	(35)	(65)
Net cash used in investing activities	(35)	(65)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from member	1,312
Debt issuance cost	(205)
Distribution to member	(4,625)	(4,625)
Payments on borrowings	(2,180)	(2,000)

Net cash used in financing activities	(5,698)	(6,625)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,804	2,011

CASH AND CASH EQUIVALENTS:
Beginning of period	7,217	11,768

End of period	$10,021	13,779

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,248	$ 2,313

Cash paid for income taxes	$-	$ -

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in Thousands)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—CBD Media LLC (“CBD Media”) is located in Cincinnati, Ohio. The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of a traditional printed directory, an internet directory website www.cincinnatibellyellowpages.com and an electronic directory on CD-ROM. The Company is a wholly-owned subsidiary of CBD Media Holdings LLC (“CBD Holdings”).

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

On March 20, 2007, the businesses of the Company and Local Insight Media, L.P. (“Local Insight”) were combined.  As a result of the consummation of such combination (the “Combination”): (i) CBD Holdings became an indirect, wholly owned subsidiary of Local Insight and (ii) CBD Media remained a wholly owned subsidiary of CBD Holdings.  For more details regarding the Combination, see Note 5, “Change of Control Transaction.”

Basis of Presentation—The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The information disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 has not changed materially unless otherwise disclosed herein. Financial information as of December 31, 2006 included in these condensed consolidated financial statements has been derived from audited consolidated financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods have been made.

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount March 31, 2006	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(22,144)	(62,883)	(82)	(21,200)	(106,309)

Net amount at March 31, 2006	$29,856	$91,117	$118	$82,800	$203,891

Carrying amount December 31, 2006	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(25,099)	(74,433)	(97)	(25,100)	(124,729)

Net amount at December 31, 2006	$26,901	$79,567	$103	$78,900	$185,471

Carrying amount March 31, 2007	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(25,961)	(78,283)	(102)	(26,400)	(130,746)

Net amount at March 31, 2007	$26,039	$75,717	$98	$77,600	$179,454

Amortization of identifiable intangible assets for the next five years as of March 31, 2007 is as follows:

Period ending March 31:
2008	$23,963
2009	23,546
2010	23,182
2011	22,864
2012	19,372

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  Amortization of approximately $383  has been charged to interest expense for the three months ended March 31, 2007 and 2006, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $991, $1,150 and $1,525 at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

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

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, each member’s respective share of income is included in its federal return. The Company has provided for certain state and city taxes which are classified within general and administrative expenses, in the amount of approximately $0 for the three months ended March 31, 2007 and 2006, respectively.

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

2.

LONG-TERM DEBT

Long-term debt at March 31, 2007, December 31, 2006 and March 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006	March 31, 2006
8 5/8% Senior subordinated notes due 2011	$147,820	$150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 7.82%, 7.73%, and 7.24% at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. Due on December 31, 2009.	110,000	110,000	130,000

Total	$257,820	$260,000	$280,000

The Company has a revolving line of credit as part of the same senior credit facility as the term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  There were no borrowings outstanding on the revolving line of credit at March 31, 2007, December 31, 2006 or March 31, 2006.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s Certificate of Formation and Operating Agreement or any provision of any material contract. Other restrictive covenants include leverage restrictions and interest coverage. At March 31, 2007 and 2006, the Company was in compliance with the restrictive covenants.

   Further, the terms of the indenture governing the senior subordinated notes significantly restrict CBD Media and its subsidiaries from paying dividends or distributions and otherwise transferring assets if the aggregate amount of such dividends, distributions and transfers, together with all other “restricted payments” made by CBD Media since July 1, 2003, would exceed the sum of an amount calculated pursuant to a formula taking into account, among other things, the amount of CBD Media’s consolidated cash flow since July 1, 2003.

There is no exception to this restriction in the indenture governing the senior subordinated notes that would specifically permit payment of interest and liquidated damages, if any, on the senior notes, repay the senior notes at maturity or to repurchase senior notes in connection with an asset sale or change of control transaction.  Moreover, CBD Media’s ability to make any such dividends, distributions or other restricted payments requires that CBD Media (1) not be in default under the indenture and (2) be in compliance with the leverage ratio set forth in such indenture (which measures its ratio of indebtedness to consolidated cash flow).

The fair value of the Company’s debt obligations was approximately $262,255, $261,875 and $282,250 as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

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

The Combination resulted in a “Change of Control” for purposes of the indentures governing CBD Holdings’ 9 ¼% Senior notes due 2012 and CBD Media’s 8 ⅝% Senior subordinated notes due 2011.  In connection with such transaction: (i) CBD Holdings offered to repurchase any and all of its 9 ¼% Senior notes due 2012 and (ii) CBD Media offered to repurchase any and all of its 8 ⅝% Senior subordinated notes due 2011.  Upon the close of such offers, $2,180 of the 8 ⅝% Senior subordinated notes due 2011 and none of CBD Holdings’ 9 ¼% Senior notes due 2012 had been tendered and repurchased.

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$110,000
2011	147,820

TOTAL	$257,820

Immediately prior to the closing of the Combination a special dividend in the aggregate amount of $82 million (the “Special Dividend”) was paid to CBD Holdings’ equity holders.  Such special dividend is described in greater detail below in Note 5, “Change of Control Transaction.”  The Special Dividend was funded pursuant to a Bridge Loan Agreement (the “Bridge Loan Agreement”) dated as of March 20, 2007, by and among CBD Investor, Inc., CBD Media Holdings II LLC, Local Insight Media LLC, the several lenders from time to time parties thereto, and Wachovia Investments Holdings, LLC as administrative agent.  Under the Bridge Loan Agreement, CBD Investor, Inc. borrowed an aggregate of $91 million, which was used to fund the Special Dividend, to pay fees and expenses arising in connection with the transaction and for working capital purposes.

3.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Inc., a member of CBD Holdings, provide the Company with billing, collection and distribution services through its affiliate Cincinnati Bell Telephone. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were $181 and $203 for the three months ended March 31, 2007 and 2006, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising sales, printing and distribution services. Total fees for such services were $116 and $125, for the three months ended March 31, 2007 and 2006, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of advisory agreements.  Total fees for such services were $500 for the three months ended March 31, 2007 and 2006, respectively.

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

In connection with the recapitalization in June 2003, CBD Investor, Inc. (the parent of CBD Holdings prior to the Combination) established an incentive compensation program for the Company’s employees who hold the Class C units, under which CBD Investor, Inc. paid these employees as a group, an aggregate amount of approximately $1,000 upon consummation of the recapitalization, which was expensed in July 2003.  Additionally, CBD Investor, Inc. agreed to provide an additional pool to these employees of up to $4,350.  This additional incentive amount is subject to vesting over a five-year period and is payable only upon the occurrence of certain specified events.  Additionally, in order for any incentive amount to be payable, the aggregate value of the Class C units at such event must equal or exceed $8,600 but may not exceed $13,250.  If the total value of the Class C units at the time of such event exceeds $13,250, then no incentive amount is payable.

In April 2005, the holders of the Class C units received aggregate distributions from the Company of approximately $36. As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  Due to the change in control, the Class C Unit Holders were paid $856.

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units are eligible to receive additional distributions of approximately $1,315.  The holders of Class C units will generally vest in and be paid the incentive compensation over a three-year period on each anniversary of the recapitalization subject to continued employment with the Company.  In October 2005 and 2006, CBD Holdings paid approximately $438, or approximately one-third, of the remaining $1,315 to holders of the Class C units.  Upon termination of employment the holder of Class C units will forfeit any unpaid incentive compensation and the forfeited amount will be allocated among the remaining Class C unit holders.  The holders of Class C units became fully vested upon the completion of the Combination and participated in the payment of the Special Dividend on March 20, 2007.  The amount of the incentive compensation is charged to expense over the vesting period.  Compensation expense for the three months ended March 31, 2007 and 2006 was approximately $140 and $82, respectively.  The final payment was made due to the change in control.

5.

CHANGE OF CONTROL TRANSACTION

On March 20, 2007, CBD Media and Local Insight consummated the previously announced combination of their businesses pursuant to a Contribution Agreement (the “Agreement”), dated as of December 11, 2006, by and among Local Insight Media, LLC (“LIM, LLC,” the predecessor of Local Insight), CBD Investor, Inc. (“CBD Investor”), Cincinnati Bell Inc. Holdings (“CBIH”), the holders of equity securities of CBD Investor (the “CBD Investor Stockholders”), the holders of Class C Units of CBD Media Holdings (the “Class C Holders”), and the holders of equity securities of LIM, LLC.

Prior to the Combination, CBD Investor, CBIH and the Class C Holders collectively owned 100% of the membership interests of CBD Holdings.  In connection with the consummation of the transactions contemplated by the Agreement: (i) all the membership interests of CBD Holdings held by CBIH and the Class C Holders were contributed to CBD Media Holdings II LLC (“Holdings II”); (ii) LIM, LLC, directly or indirectly, received a contribution of (A) all the equity interests of CBD Investor from the CBD Investor Stockholders and (B) all the equity interest of Holdings II held by CBIH and the Class C Holders; (iii) LIM, LLC contributed all the equity interests of CBD Investor and Holdings II to Local Insight Media, Inc., a wholly owned subsidiary of LIM, LLC (“LIMI”); (iv) LIMI contributed all the equity interests of Holdings II to CBD Investor; (v) Holdings II merged with and into CBD Investor; and (vi) LIM, LLC converted from a limited liability company into a limited partnership.  As a result of the Combination, CBD Holdings became an indirect, wholly owned subsidiary of Local Insight.

Prior to the Combination: (i) certain affiliates of Spectrum Equity Investors (“Spectrum”), through CBD Investor, owned membership interests that represented approximately 95% of the economic interests and 100% of the voting power, respectively, of CBD Media Holdings and (ii) Welsh, Carson, Anderson & Stowe X, L.P., WCAS Capital IV, L.P. and WCAS Management Corporation (collectively, “WCAS”) owned in excess of 99% of LIM, LLC.  Following the consummation of the Combination, WCAS owned approximately 71% of Local Insight’s limited partnership interests and Spectrum owned approximately 27% of Local Insight’s limited partnership interests.

Immediately prior to the consummation of the Combination, the Special Dividend in the aggregate amount of $82 million was paid to the CBD Investor Stockholders, CBIH and the Class C Holders.  The Special Dividend was funded pursuant to the Bridge Loan Agreement.

The Agreement was filed with the SEC as Exhibit 2.1 to CBD Holding’s 8-K filed on March 27, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CBD Media LLC Overview

We are the exclusive telephone directory publisher for Cincinnati Bell branded yellow pages in the Cincinnati-Hamilton metropolitan area, which is the 23rd largest metropolitan area in the country according to the most recent U.S. Census.  We are a leader in the directory publishing industry, and in 2006, we believe our directories captured over 86% of total directory advertising spending in the Cincinnati-Hamilton metropolitan area.

We generate our revenues primarily through the sale of advertising in our directories.  In 2006, we published 15 yellow pages directories and distributed over 2.4 million copies.  These directories included advertisements from over 16,000 local customers who are principally small and medium-sized businesses, as well as approximately 1,200 national advertisers.  We are also the exclusive publisher of the white pages for Cincinnati Bell Telephone.  In 2006, we published one white pages directory and distributed over one million copies to businesses and residences.

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

On March 20, 2007, the Company and Local Insight Media, LP (“Local Insight”) consummated the previously announced combination of their businesses (the “Combination”) pursuant to a Contribution Agreement (the “Agreement”), dated as of December 11, 2006, by and among Local Insight Media, LLC (“LIM, LLC” the predecessor of Local Insight), CBD Investor, Inc. (“CBD Investor”), Cincinnati Bell Inc. Holdings (“CBIH”), the holders of equity securities of CBD Investor (the “CBD Investor Stockholders”), the holders of Class C Units of CBD Media Holdings (the “Class C Holders”), and the holders of equity securities of LIM, LLC.

Prior to the Combination, CBD Investor, CBIH and the Class C Holders collectively owned 100% of the membership interests, of CBD Holdings.  In connection with the consummation of the transactions contemplated by the Agreement: (i) all the membership interests of CBD Holdings held by CBIH and the Class C Holders were contributed to CBD Media Holdings II LLC (“Holdings II”); (ii) LIM, LLC, directly or indirectly, received a contribution of (A) all the equity interests of CBD Investor from the CBD Investor Stockholders and (B) all the equity interest of Holdings II held by CBIH and the Class C Holders; (iii) LIM, LLC contributed all the equity interests of CBD Investor and Holdings II to Local Insight Media, Inc., a wholly owned subsidiary of LIM, LLC (“LIMI”); (iv) LIMI contributed all the equity interests of Holdings II to CBD Investor; (v) Holdings II merged with and into CBD Investor; and (vi) LIM, LLC converted from a limited liability company into a limited partnership.  As a result of the Combination: (i) CBD Holdings became an indirect, wholly owned subsidiary of Local Insight and (ii) the Company remained a wholly owned subsidiary of CBD Holdings.

Prior to the Combination: (i) certain affiliates of Spectrum Equity Investors (“Spectrum”), through CBD Investor, owned membership interests that represented approximately 95% of the economic interests and 100% of the voting power, respectively, of CBD Media Holdings and (ii) Welsh, Carson, Anderson & Stowe X, L.P., WCAS Capital IV, L.P. and WCAS Management Corporation (collectively, “WCAS”) owned in excess of 99% of LIM, LLC.  Following the consummation of the Combination, WCAS owned approximately 71% of Local Insight’s limited partnership interests and Spectrum owned approximately 27% of Local Insight’s limited partnership interests.

As used herein, unless the context otherwise requires, “CBD Media,” refers to the business of CBD Media LLC, “CBD Holdings,” refers to CBD Media Holdings LLC, the parent of CBD Media, and the “Company,” “we,” “us,” “our” or other similar terms refer collectively to CBD Holdings and CBD Media.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2007 and 2006.

Net Revenue. Net revenue for the three months ended March 31, 2007 was $20.8 million, consisting of $15.2 million in local advertising, $3.6 million in national advertising and $2.0 million in internet advertising. Net revenue for the three months ended March 31, 2006 was $21.2 million, consisting of $16.5 million in local advertising, $3.5 million in national advertising and $1.2 million in internet advertising.  The difference is primarily related to the decrease in local revenue from the directories published in 2006.

Adjustments to revenue were $0.7 million for the three months ended March 31, 2007 and 2006.  Adjustments as a percentage of total revenue were 3.4% and 3.3% for the three months ended March 31, 2007 and 2006.

Cost of Revenue. Cost of revenue was $8.0 million and $7.7 million for the three months ended March 31, 2007 and 2006, respectively.  Cost of revenue represented 38.3% and 36.3% of net revenue for the three months ended March 31, 2007 and 2006, respectively.  The higher costs are associated with a $0.5 million increase in electronic yellow pages expense associated with the $0.8 million increase in internet revenue.

General and Administrative Expense. General and administrative expense was $1.6 million for the three months ended March 31, 2007 and $1.1 million for the three months ended March 31, 2006.  The increase is due to additional one-time expenses associated with the Combination.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.1 million and $6.2 million for the three months ended March 31, 2007 and 2006, respectively.  The difference primarily is related to the accelerated amortization method that is used for advertiser related intangible assets.

Interest Expense. Interest expense was $5.7 million and $6.0 million for the three months ended March 31, 2007 and 2006, respectively.  The decrease is primarily related to the decrease in the outstanding borrowings on the term loan facility.

Net Income (Loss). Net loss was $0.6 million for the three months ended March 31, 2007 and net income was $0.3 million for the same period in 2006.  The loss was the result of lower local revenue and costs associated with the Combination.

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

Total capital expenditures were $35,000 in 2007 and $65,000 in 2006.  We anticipate that the amount of capital expenditures will remain at insignificant levels and will not significantly increase for the foreseeable future.

Net Cash Provided by (Used in) Operations.  Net cash provided by operations for the three months ended March 31, 2007, was $8.5 million as compared to $8.7 million for the same period in 2006.  The change was primarily due to the timing of payments for printing costs associated with the June directories.  A $3.1 million payment was made in March 2006, for the June directories and the comparable payment in 2005 was made in the second quarter.

Net Cash Provided by (Used in) Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2007, was $5.7 million as compared to $6.6 million for the same period in 2006.  The increase in net cash used in financing activities in 2006 was the result of increased distributions to CBD Holdings.  CBD Media also made a $2.0 million debt repayment in the first quarter of 2006.

Net Cash Provided by (Used in) Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2007 and 2006 was insignificant.

Indebtedness.  On June 13, 2003, we entered into the senior credit facility providing for borrowings in an aggregate principal amount of up to $165.0 million and issued the senior subordinated notes.  The senior credit facility contains financial, negative and affirmative covenants and requirements affecting CBD Holdings, CBD Media and its subsidiaries, including the maintenance of ratios measuring consolidated total leverage and consolidated senior leverage to EBITDA (as defined in the senior credit facility) as well as EBITDA (as defined in the senior credit facility) to consolidated interest expense.  The senior credit facility also includes interest rate and similar arrangements that we may enter into with the lenders under the senior credit facility and/or the affiliates of those lenders.  In the February 2004 refinancing, we amended the senior credit facility whereby the $160.0 million tranche B term loan facility was replaced with a $150.0 million tranche C term loan facility.  In connection with the issuance of the senior notes by CBD Holdings, we executed an amendment to our senior credit facility that, among other things, (i) increased the size of the term loan portion of the senior credit facility by $23.0 million; (ii) replaced the $150.0 million tranche C term loan facility with a $153.0 million  tranche D term loan facility; (iii) permitted CBD Holdings to issue the senior notes; (iv) permitted us, so long as there was no default or event of default under the senior credit facility, to make distributions to CBD Holdings necessary to make regularly scheduled payments of interest in respect of the senior notes; (v) so long as there was no default or event of default under the senior credit facility, set aside funds for the distribution to CBD Holdings equity holders of an amount not to exceed $130 million; (vi) deleted from the senior credit facility the requirement that we maintain a “fixed charge coverage ratio” and modified other financial ratios that we were required to maintain; and (vii) made other amendments and modifications to the senior credit facility related to the issuance of the senior notes by CBD Holdings.

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

The Combination resulted in a “Change of Control” for purposes of the indentures governing CBD Holdings’ 9 ¼% senior notes due 2012 and CBD Media’s 8 ⅝% senior subordinated notes due 2011.  In connection with such transaction:  (i) CBD Holdings offered to repurchase any and all of its 9 ¼% senior notes due 2012 and (ii) CBD Media offered to repurchase any and all of its 8 ⅝% senior subordinated notes due 2011.  Upon the close of such offers, $2.18 million of CBD Media’s 8 ⅝% senior subordinated notes due 2011 and none of CBD Holdings’ 9 ¼% senior notes due 2012 had been tendered and repurchased.

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

The following table outlines the financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility:

Period	Leverage Ratio Max.	Leverage Ratio at March 31, 2007
January 1, 2007 through June 30, 2007	7.50 to 1.00	7.03 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at March 31, 2007
October 1, 2006 through September 30, 2007	2.75 to 1.00	2.16 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio – Min.	Senior Leverage Ratio at March 31, 2007
For each fiscal quarter from January 1, 2007 and thereafter	1.35 to 1.00	1.62 to 1.00

Agreements with affiliates.  We were a party to an advisory agreement dated March 7, 2002 and further amended on June 13, 2003, with a related party, Applegate & Collatos, Inc., or ACI.  This advisory agreement requires us to make quarterly payments of $500,000 to ACI and reimburse ACI for its reasonable expenses.  Pursuant to a letter of instruction effective October 1, 2003, ACI directed us to make quarterly payments to CBD Holdings (capped at $500,000) and without additional payments for reimbursements of expenses.  Such quarterly payments were received by CBD Holdings for the period from October 1, 2003 until September 30, 2004, and then paid by CBD Holdings to ACI.  The letter of instruction has been withdrawn and, pursuant to the advisory agreement, we made quarterly payments of $500,000 to ACI directly and reimbursed ACI for reasonable expenses, effective October 1, 2004.  Such advisory agreement terminated upon the consummation of the Combination.  No amounts were paid to ACI during the quarter ended March 31, 2007.

In connection with the Combination, CBD Media and LIMI entered into a management services agreement.  This advisory agreement requires CBD Media to make an annual payment of $2 million to LIMI.  CBD paid $2 million to LIMI in the quarter ended March 31, 2007 and will recognize such payment over the twelve months in 2007.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of March 31, 2007, approximately 43% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.1 million.

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

The management of CBD Media assessed the effectiveness of the company's internal control over financial reporting as of March 31, 2007, and this assessment identified the following material weakness in the Company's internal control over financial reporting.

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

Because of the material weakness described in the preceding paragraph, management believes that as of March 31, 2007, the Company's internal control over financial reporting was not effective.

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

Item 1A. Risk Factors.

There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds.  Not applicable.

Item 3.  Defaults upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.  Not applicable.

Item 6. Exhibits

Exhibit 2.1

Contribution Agreement dated as of December 11, 2006, by and among Local Insight Media, LLC, CBD Investor, Inc., Cincinnati Bell Inc. Holdings, the holders of equity securities of CBD Investor, Inc., the holders of Class C Units of CBD Media Holdings LLC, and the holders of equity securities of Local Insight Media, LLC (incorporated by reference to Exhibit 2.1 to CBD Media’s Current Report on Form 8-K filed March 26, 2007).

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
Exhibit 4.1

Indenture with respect to the 8⅝% Senior Subordinated Notes due 2011, among CBD Media LLC, CBD Finance, Inc. and HSBC Bank USA, as trustee, dated June 13, 2003 (incorporated by reference to Exhibit 4.1 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

Exhibit 4.2	Form of 8⅝% of Senior Subordinated Notes due 2011 (included in exhibit 4.1).
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

Exhibit 10.2

Directory Services Agreement by and between CBD Media LLC and L.M. Berry and Company, dated September 1, 2002 (incorporated by reference to Exhibit 10.2 to CBD Media’s Amendment No. 1 to Registration Statement on Form S-4/A (No. 333-107783) filed November 6, 2003).

Exhibit 10.3

Billing and Collection Services Operating Agreement between Cincinnati Bell Telephone and CBD Media, Inc., dated February 4, 2002 (incorporated by reference to Exhibit 10.3 to CBD Media’s Registration Statement on Form S-4 (No. 333-107783) filed August 8, 2003).

Exhibit 10.4

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

Exhibit 10.6*	Directory Delivery Agreement between Cincinnati Bell Directory, Inc. and Directory Distributing Associates, Inc., dated January 1, 2003.
Exhibit 10.7*	Advisory Fee Letter Agreement by and between CBD Media LLC and Applegate & Collatos, Inc., dated as of March 7, 2002.
Exhibit 10.8*	Amendment to the Letter Agreement of March 7, 2002, dated as of June 13, 2003.
Exhibit 10.9**	Amended and Restated Employment Agreement between CBD Media LLC and Douglas A. Myers dated March 4, 2002.
Exhibit 10.10**	Employment Agreement between CBD Media LLC and John P. Schwing dated March 8, 2002.
Exhibit 10.11**	Employment Agreement between CBD Media LLC and David D. Miller dated March 8, 2002.
Exhibit 10.12	Amendment to Letter Agreement of March 7, 2002 and amended June 13, 2003, dated as of December 23, 2003.
Exhibit 10.13

First Amendment and Waive to Credit Agreement, dated February 5, 2004 to the Credit Agreement, dated as of June 13, 2003, among CBD Media Holdings LLC, CBD Media LLC, the financial institutions and entities from time to time parties thereto, and Lehman Commercial Paper Inc., as administrative agent.

Exhibit 10.14

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

CBD MEDIA LLC

Date: May 14, 2007	By:	/s/ DOUGLAS A. MYERS
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

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

Date: May 14, 2007
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

Date: May 14, 2007
	By:	/s/ JOHN P. SCHWING
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media LLC hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the periodic report on Form 10-Q of CBD Media LLC for the quarter ended March 31, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media LLC.

Date: May 14, 2007
	By:	/s/ DOUGLAS A. MYERS
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: May 14, 2007
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