Form 10-Q
period 2007-06-30
CBD MEDIA LLC
filed 2007-08-09
CIK 1253808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-107783

CBD MEDIA LLC

(Exact name of registrant as specified in its charter)

DELAWARE	02-0553288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

312 PLUM STREET, SUITE 900	45202
CINCINNATI, OHIO	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (513) 397-6794

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
N/A	N/A

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

                                                 [  ] Yes         [X] No

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007, DECEMBER 31, 2006 AND JUNE 30, 2006

(Dollars in Thousands)

	June 30, 2007 (Unaudited)	December 31, 2006	June 30, 2006 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,907	$7,217	$9,880
Accounts receivable (net of allowance of $4,565, $3,325 and $4,244 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively)	12,526	5,561	13,024
Deferred directory costs	19,266	12,840	19,200
Prepaid expenses and other current assets	2,041	325	529
Related party receivable	1,096	2,068	1,339

Total current assets	40,836	28,011	43,972

PROPERTY AND EQUIPMENT (NET)	303	271	266

DEBT ISSUANCE COSTS (net of accumulated amortization of $6,332, $5,566 and $4,592 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively)	5,020	5,339	6,313

GOODWILL	27,115	27,115	27,115

INTANGIBLE ASSETS (NET OF AMORTIZATION)	173,436	185,471	197,751

TOTAL ASSETS	$246,710	$246,207	$275,417

LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)
CURRENT LIABILITIES:
Accounts payable - intercompany	$25	$-	$-
Accounts payable	734	1,682	810
Accrued liabilities	7,522	4,323	8,589
Deferred revenue	11,746	7,612	12,260
Other current liabilities	634	634	634
Related party payable	375	234	524

Total current liabilities	21,036	14,485	22,817

LONG-TERM DEBT	255,820	260,000	275,000

OTHER LONG-TERM LIABILITIES (NET OF CURRENT PORTION)	399	516	833

Total liabilities	277,255	275,001	298,650
MEMBER’S CAPITAL (DEFICIT):
Contributed capital		-	-
Retained earnings (deficit)	(30,545)	(28,794)	(23,233)

Total member’s capital (deficit)	(30,545)	(28,794)	(23,233)

TOTAL LIABILITIES AND MEMBER’S CAPITAL (DEFICIT)	$246,710	$246,207	$275,417

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED) FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

AND THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in Thousands)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
NET REVENUE (includes net related party amounts of $1,668 and $1,223 for the three months $1,784 and $1,348 for the six months ended June 30, 2007 and 2006, respectively)	$22,714	$23,016	$43,469	$44,245

COST OF REVENUE (includes related party amounts of $306 and $346 for the three months ended June 30, 2007 and 2006, respectively, and amounts of $487 and $549 for the six months ended June 30, 2007 and 2006, respectively)	8,123	7,959	16,078	15,625
AMORTIZATION AND DEPRECIATION	6,046	6,152	12,096	12,305
GENERAL AND ADMINISTRATIVE EXPENSES (includes related party amounts of $500 for the three months ended June 30, 2007 and 2006, respectively and amounts of $1,000 and $1,000 for the six months ended June 30, 2007 and 2006, respectively)	1,081	1,195	2,685	2,340

OPERATING INCOME	7,464	7,710	12,610	13,975
OTHER (INCOME) EXPENSES:
Interest expense	5,783	6,086	11,520	12,051
Interest income	(10)	(12)	(27)	(22)

Total other expenses	5,773	6,074	11,493	12,029

NET INCOME	$1,691	$1,636	$1,117	$1,946

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S CAPITAL (DEFICIT) (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in Thousands)

	Contributed Capital	Retained Earnings (Deficit)	Total Member’s Capital (Deficit)
BALANCE AT DECEMBER 31, 2005	$-	$(20,554)	$(20,554)
NET INCOME		1,946	1,946
DISTRIBUTIONS TO MEMBER		(4,625)	(4,625)
CONTRIBUTION FROM MEMBER		-	-
BALANCE AT JUNE 30, 2006	$-	$(23,233)	$(23,233)

BALANCE AT DECEMBER 31, 2006	$-	$(28,794)	$(28,794)
NET INCOME		1,117	1,117
DISTRIBUTIONS TO MEMBER		(4,625)	(4,625)
CONTRIBUTIONS FROM MEMBER		1,757	1,757
BALANCE AT JUNE 30, 2007	$-	$(30,545)	$(30,545)

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,117	$ 1,946
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	12,096	12,305
Amortization of debt issuance costs	766	767
Changes in certain working capital accounts:
Accounts receivable	(5,993)	(8,226)
Prepaid expenses and other assets	(1,716)	(91)
Deferred directory costs	(6,426)	(5,982)
Accounts payable and other current liabilities	(782)	328
Accrued liabilities	3,199	4,212
Deferred revenue	4,134	4,792
Other	(117)	(217)

Net cash provided by operating activities	6,278	9,834

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(93)	(97)
Net cash used in investing activities	(93)	(97)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from member	1,757	-
Debt issuance cost	(447)	-
Distributions to member	(4,625)	(4,625)
Payments on borrowings	(4,180)	(7,000)

Net cash used in financing activities	(7,495)	(11,625)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,310)	(1,888)

CASH AND CASH EQUIVALENTS:
Beginning of period	7,217	11,768

End of period	$5,907	$ 9,880

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,890	$ 11,369

Cash paid for income taxes	$-	$ -

See notes to condensed consolidated financial statements.

CBD MEDIA LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in Thousands)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business—CBD Media LLC (the “Company”) is located in Cincinnati, Ohio. The Company publishes yellow page directories and sells directory advertising and information services in the Greater Cincinnati area, including Northern Kentucky and Southeast Indiana. These services are available to customers in the form of traditional printed directories, an internet-based directory website, www.cincinnatibellyellowpages.com, and electronic directories on CD-ROM. The Company is a wholly-owned subsidiary of CBD Media Holdings LLC (“CBD Holdings”).

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

	Advertiser list	Non-compete covenant	Listing database	Trademark and tradename licenses	Total
Carrying amount June 30, 2006	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(23,129)	(66,733)	(87)	(22,500)	(112,449)

Net amount at June 30, 2006	$28,871	$87,267	$113	$81,500	$197,751

Carrying amount December 31, 2006	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(25,099)	(74,433)	(97)	(25,100)	(124,729)

Net amount at December 31, 2006	$26,901	$79,567	$103	$78,900	$185,471

Carrying amount June 30, 2007	$52,000	$154,000	$200	$104,000	$310,200
Accumulated amortization	(26,824)	(82,133)	(107)	(27,700)	(136,764)

Net amount at June 30, 2007	$25,176	$71,867	$93	$76,300	$173,436

Amortization of identifiable intangible assets for the next five years as of June 30, 2007 is as follows:

Period ending June 30:
2008	$23,855
2009	23,452
2010	23,100
2011	22,792
2012	16,096

Deferred Directory Costs—Direct costs incurred related to directories published in June and November of each year are deferred and amortized over the life of the directory, generally twelve months. Primary directory costs include sales commissions paid to sales agents and printing and distribution costs associated with the directory publications.

Debt Issue Costs—The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related loans using the effective interest method.  Amortization of approximately $766 and $767 has been charged to interest expense for the six months ended June 30, 2007 and 2006, respectively.

Vendor Incentives—The Company has long-term contracts with certain vendors under which the vendors pay cash incentives to the Company for entering into the contracts. These incentives are recorded as deferred income and amortized as a reduction of cost of sales over the related contract terms. The amount of deferred vendor incentives that are expected to be amortized within one year are recorded as a current liability within other current liabilities. The remaining portion of deferred vendor incentives are recorded within other long-term liabilities. Total deferred vendor incentives were approximately $1,033, $1,150 and $1,467 at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

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

Income Taxes—No provision for federal taxes is required because the Company has elected to be taxed as a limited liability company; accordingly, the member’s respective share of income is included in its federal return.

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

2.

LONG-TERM DEBT

Long-term debt at June 30, 2007, December 31, 2006 and June 30, 2006 consisted of the following:

	June 30, 2007	December 31, 2006	June 30, 2006
8 5/8% Senior subordinated notes due 2011	$147,820	$150,000	$150,000
Term loan facility, payable to a consortium of banks, with interest of 7.82%, 7.73%, and 7.76% at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Due on December 31, 2009.	108,000	110,000	125,000

Total	$255,820	$260,000	$275,000

The Company has a revolving line of credit as part of the same senior credit facility as the term loan, under which the Company may borrow up to $5,000 at the bank’s prime rate or LIBOR, plus applicable margins.  There were no borrowings outstanding on the revolving line of credit at June 30, 2007, December 31, 2006 or June 30, 2006.  Substantially all assets of the Company are pledged as collateral under the existing debt agreements.

Under the terms of the loan agreements noted above, certain restrictive covenants exist regarding the Company’s ability to enter into new loan agreements, enter into interest rate hedges, buy or sell assets, enter into mergers or acquisitions, affect a liquidation of the Company, pay dividends, or amend the provisions of the Company’s operating agreement, certificate of formation or any provision of any material contract. Other restrictive covenants include leverage restrictions and interest coverage requirements. At June 30, 2007 and 2006, the Company was in compliance with the restrictive covenants.

The fair value of the Company’s debt obligations was approximately $256,744, $261,875 and $273,313 as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

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

Scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$108,000
2011	147,820

TOTAL	$255,820

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

3.

RELATED PARTY TRANSACTIONS

Affiliates of Cincinnati Bell Inc., a limited partner of Local Insight, provide the Company with billing, collection and distribution services. The related party receivable reported on the balance sheet represents cash collected by Cincinnati Bell Telephone that has not been remitted to the Company.  Total fees for such services were $487 and $549 for the six months ended June 30, 2007 and 2006, respectively. In addition, the Company provides Cincinnati Bell Telephone with advertising, printing and distribution services. Total gross fees for such services were $4,843 and $4,565, for the six months ended June 30, 2007 and 2006, respectively, which had related pass through expenses of $3,110 and $3,217 for the six months ended June 30, 2007 and 2006, respectively.

Entities affiliated with CBD Holdings provide management services to the Company under the terms of an advisory agreement. Total fees for such services were $1,000 and $1,000 for the six months ended June 30, 2007 and 2006, respectively.

4.

MANAGEMENT UNIT AWARDS AND INCENTIVE COMPENSATION

During 2002, CBD Holdings awarded 23,570 Class C units in CBD Holdings to management of the Company. During 2003, an additional 806 Class C units were issued.  In 2004, 330 Class C units were forfeited.  The fair value of the Class C units awarded to management of the Company on the date of grant was determined to be less than $3. The Company is required to record the impact of these Class C units within its financial statements. The Class C units were subject to various restrictions, including continuous employment over a four year period. Subsequent to the vesting period, any transfer or sale of the Class C units was subject to the approval of the majority owners of CBD Holdings. Management believed that the restrictions on liquidation and lack of voting rights made the Class C units subordinate to the other classes of unit holders in CBD Holdings.  Prior to the adoption of FAS 123-R – “Share-Based Payment”, management considered this arrangement to be consistent with the definition of junior stock and was accounted for on its measurement date in accordance with Financial Accounting Standards Board Interpretation No. (“FIN”) 38 – “Determining the Measurement Date for Stock Option, Purchase, and Award Plans Involving Junior Stock”.  Compensation expense was not recorded until a measurement date was reached in accordance with FIN 38.

On January 1, 2006, the Company adopted FAS 123-R, using a modified prospective application.  Accordingly, prior period amounts have not been restated.  The adoption of FAS 123-R did not have a significant effect on the Company’s financial statements and related disclosures.

In connection with the recapitalization in June 2003, CBD Investor, Inc. (parent of CBD Holdings prior to the Combination) established an incentive compensation program for the Company’s employees who held the Class C units, under which CBD Investor, Inc. paid these employees as a group, an aggregate amount of approximately $1,000 upon consummation of the recapitalization, which was expensed in July 2003.  Additionally, CBD Investor, Inc. agreed to provide an additional pool to these employees of up to $4,350.

In April 2005, the holders of the Class C units received aggregate tax distributions from the Company of approximately $36.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  Due to the change in control, the Class C Unit Holders were paid $856.

In connection with the October 2004 recapitalization, the holders of the Class C units received distributions from the Company of approximately $1,326.  As these distributions were made by the Company without regard to vesting or eventual vesting of the Class C units, such distributions were recorded as compensation expense.  In addition, CBD Holdings established an incentive compensation program under which the holders of the Class C units were eligible to receive additional distributions of approximately $1,315.  The Class C units generally vested over a three-year period on each anniversary of the recapitalization , subject to continued employment with the Company.  In October 2005, CBD Holdings paid approximately $438, or approximately one-third, of the remaining $1,315 to holders of the Class C units.  The holders of Class C units became fully vested upon completion of the Combination and participated in the payment of the Special Dividend on March 20, 2007   Compensation expense for the six months ended June 30, 2007 and 2006 was approximately $140 and $164, respectively.

5.       CHANGE OF CONTROL TRANSACTION

On March 20, 2007, CBD Media and Local Insight consummated the previously announced combination of their businesses pursuant to a Contribution Agreement (the “Agreement”), dated as of December 11, 2006, by and among Local Insight Media, LLC (“LIM, LLC,” the predecessor of Local Insight), CBD Investor, Inc. (“CBD Investor”), Cincinnati Bell Inc. Holdings (“CBIH”), the holders of equity securities of CBD Investor (the “CBD Investor Stockholders”), the holders of Class C Units of CBD Media Holdings (the “Class C Holders”), and the holders of equity securities of LIM, LLC.  This agreement caused a change of shareholders, while not altering the operation of the business from its previous form.

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

The Agreement was filed with the SEC as Exhibit 2.1 to CBD Holding’s 8-K filed on March 27, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CBD Media LLC Overview

As used herein, unless the context otherwise requires, “the Company,” “we,” “us,” “our” or other similar terms refers to the business of CBD Media LLC and “CBD Holdings” refers to CBD Media Holdings LLC, the parent of the Company.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The application of these principles requires that in some instances we make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgments. On an ongoing basis, we review the basis for our estimates and will make adjustments based on current and anticipated economic conditions, accepted actuarial valuation methodologies or other factors that we consider to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2007 and 2006.

Net Revenue. Net revenue for the three months ended June 30, 2007 was $22.7 million, consisting of $16.9 million in local advertising, $3.5 million in national advertising and $2.3 million in internet advertising. Net revenue for the three months ended June 30, 2006 was $23.0 million, consisting of $18.0 million in local advertising, $3.5 million in national advertising and $1.5 million in internet advertising.  The difference is primarily related to the decrease in local print revenue from the directories published in 2006 and the increase of adjustments for reserves by $0.5 million.  In addition, internet revenue increased by $0.8 million over the same quarter in 2007.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $0.4 and zero for the three months ended June 30, 2007 and 2006, respectively.  Adjustments as a percentage of total revenue were 2% for the three months ended June 30, 2007 and zero for the three months ended June 30, 2006.  The reduction in 2006 was reflective of an improvement on billed collections over the reserve rate being utilized previously.

Cost of Revenue. Cost of revenue was $8.1 million for the three months ended June 30, 2007 and $8.0 million for the three months ended June 30, 2006.  Cost of revenue represented 36% of net revenue for the three months ended June 30, 2007 and 35% of net revenue for the three months ended June 30, 2006.  The increase is primarily related to an increase in Internet production expense of $300 thousand as a result of increase internet revenue and reduced commissions expense of $200 thousand as a result of lower print revenue.

General and Administrative Expense. General and administrative expense was $1.1 million for the three months ended June 30, 2007 and $1.2 million for the three months ended 2006.

Depreciation and Amortization Expense. Depreciation and amortization expense was $6.0 million for the three months ended June 30, 2007 and $6.2 million for the three months ended June 30, 2006.

Interest Expense. Interest expense was $5.8 million for the three months ended June 30, 2007 and $6.1 million for the same period in 2006.  The decrease is primarily related to the decrease in the term loan facility outstanding.

Net Income. Net income was $1.7 million for the three months ended June 30, 2007 and $1.6 million for the same period in 2006.  This increase was due to the lower depreciation and amortization expense.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and 2006.

Net Revenue. Net revenue for the six months ended June 30, 2007 was $43.5 million, consisting of $32.1 million in local advertising, $7.1 million in national advertising and $4.3 million in internet advertising; net revenue for the six months ended June 30, 2006 was $44.2 million, consisting of $34.4 million in local advertising, $7.1 million in national advertising and $2.7 million in internet advertising.  Net revenue decreased $0.7 million as a result of an increase over six months of $0.4 million in reserve adjustments and a decrease in local print revenue of $1.8 million relating to lower gross local print revenue in 2006.  This decrease was partially offset by a $1.6 million increase in internet revenue.

Adjustments to revenue for estimated losses due to claims resulting from publication errors, omissions in customer advertising, customer early terminations or other customer complaints were $1.1 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.  Adjustments as a percentage of total revenue were 3% for the six months ended June 30, 2007 and 2% for the six months ended June 30, 2006.  The reduction in 2006 was reflective of an improvement on billed collections over the reserve rate being utilized previously.

Cost of Revenue. Cost of revenue was $16.1 million for the six months ended June 30, 2007 and $15.6 million for the six months ended June 30, 2006.  Cost of revenue was 37% of net revenue for the six months ended June 30, 2007 and 35% of net revenue for the six months ended June 30, 2006.  The increase is primarily related to an increase in Internet production expense of $800 thousand due to increase revenue internet and reduced commissions expense of $400 thousand as a result of lower local print revenue.

General and Administrative Expense. General and administrative expense was $2.7 million for the six months ended June 30, 2007 and $2.3 million for the three months ended June 30, 2006.  General and administrative expense was 6% and 5% of net revenue for the six months ended June 30, 2007 and 2006, respectively.  The increase is due to additional one-time expenses associated with the Combination.

Depreciation and Amortization Expense. Depreciation and amortization expense was $12.1 million for the six months ended June 30, 2007 and $12.3 million for the six months ended June 30, 2006.

Interest Expense. Interest expense was $11.5 million for the six months ended June 30, 2007 and $12.0 million for the six months ended June 30, 2006.  The decrease is primarily related to the decrease in outstanding balance on the term loan facility.

Net Income. Net income was $1.1 million for the six months ended June 30, 2007 and $1.9 million for the six months ended June 30, 2006.  The decrease was due to lower revenues associated with local print revenues and increase costs associated with higher internet advertising revenue.  These factors were partially off set by lower amortization expense and reduced interest expense as a result of lower outstanding debt levels.

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

Total capital expenditures were $93,000 in 2007 and $97,000 in 2006.  We anticipate that the amount of capital expenditures will remain at insignificant levels and will not significantly increase for the foreseeable future.

Net Cash Provided by Operations.  Net cash provided by operations for the six months ended June 30, 2007, was $6.2 million as compared to $9.8 million for the same period in 2006.  The change was primarily due to lower net income, an increase in prepaid expenses of $1.5 million relating to the early payment in 2007 of the management fee.  In addition, accrued liabilities decreased $1.0 million as a result of $400 thousand reduction in accrued interest and a reduction of $600 thousand relating to the restricted dividend which was paid on March 20, 2007.

Net Cash Used In Financing Activities.  Net cash used in financing for the six months ended June 30, 2007, was $7.9 million as compared to $11.6 million for the same period in 2006.  The change was primarily due to decrease payments on borrowings.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $93,000 for the six months ended June 30, 2007 and $97,000 for the six months ended June 30, 2006.

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

The following tables outline the required financial ratios for CBD Media to be in compliance with the financial covenants of the term loan facility:

Period	Leverage Ratio Max.	Leverage Ratio at June 30, 2007
January 1, 2007 through June 30, 2007	7.50 to 1.00	7.05 to 1.00
July 1, 2007 through December 31, 2007	7.25 to 1.00
January 1, 2008 through June 30, 2008	7.00 to 1.00
For each fiscal quarter from July 1, 2008 through December 31, 2009	6.75 to 1.00

Period	Senior Leverage Ratio Max.	Senior Leverage Ratio at June 30, 2007
October 1, 2006 through September 30, 2007	2.75 to 1.00	2.14 to 1.00
For each fiscal quarter from October 1, 2007 through December 31, 2009	2.50 to 1.00

Period	Interest Coverage Ratio – Min.	Interest Coverage Ratio at June 30, 2007
For each fiscal quarter from January 1, 2007 and thereafter	1.35 to 1.00	1.62 to 1.00

Agreements with affiliates.  We were a party to an advisory agreement dated March 7, 2002 and further amended on June 13, 2003, with a related party, Applegate & Collatos, Inc., or ACI.  This advisory agreement required us to make quarterly payments of $500,000 to ACI and reimburse ACI for its reasonable expenses.  Pursuant to a letter of instruction effective October 1, 2003, ACI directed us to make quarterly payments to CBD Holdings (capped at $500,000) and without additional payments for reimbursements of expenses.  Such quarterly payments were received by CBD Holdings for the period from October 1, 2003 until September 30, 2004, and then paid by CBD Holdings to ACI.  The letter of instruction has been withdrawn and, pursuant to the advisory agreement, we made quarterly payments of $500,000 to ACI directly and reimbursed ACI for reasonable expenses, effective October 1, 2004.  Such advisory agreement terminated upon the consummation of the Combination.  No amounts were paid to ACI during the quarter ended June 30, 2007.

In connection with the Combination, CBD Media and LIMI entered into a management services agreement.  This advisory agreement requires CBD Media to make an annual payment of $2 million to LIM.  CBD paid $2 million to LIM in the quarter ended June 30, 2007 and will recognize such payment over the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Interest on the senior subordinated notes issued is charged at a fixed rate. As of June 30, 2007, approximately 58% of our total outstanding debt has a fixed interest rate. Interest rate changes generally do not affect the market value of floating rate debt but do impact the amount of our interest payments and our future earnings and cash flows. Conversely for fixed rate debt, interest rate changes do not impact future cash flows and earnings, but do impact the fair market value of such debt. As a portion of our debt bears a variable interest rate, changes in market rates for interest can impact our operating results and cash flows. For example, holding the amount of senior credit facility debt outstanding constant, a one percentage point increase in interest rates would have caused an estimated decrease in annual pre-tax earnings and cash flows of $1.1 million.  The fair value of our debt obligations was approximately $256.8 million as of June 30, 2007.

Item 4T. Controls and Procedures.

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

The management of CBD Media assessed the effectiveness of the company's internal control over financial reporting as of June 30, 2007, and this assessment identified the following material weakness in the Company's internal control over financial reporting.

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

Because of the material weakness described in the preceding paragraph, management believes that as of June 30, 2007, the Company's internal control over financial reporting was not effective.

During the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and use of Proceeds.  Not applicable.

Item 3.

Defaults upon Senior Securities.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.

Item 5.  Other Information.  Not applicable.

Item 6. Exhibits

Exhibit 10.1	Third Amended and Restated Employment Agreement between CBD Media LLC and Douglas A. Myers dated as of July 1, 2007.

Exhibit 10.2	Second Amended Employment Agreement between CBD Media LLC and David D. Miller dated July 1, 2007.

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

__________________________________

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

CBD MEDIA LLC

Date: August 9, 2007	By:	/s/ DOUGLAS A. MYERS
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

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

Date: August 9, 2007
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

Date: August 9, 2007
	By:	/s/ JOHN P. SCHWING
	Name:	John P. Schwing
	Title:	Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PERIODIC REPORT

The undersigned officers of CBD Media LLC hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1.

the periodic report on Form 10-Q of CBD Media LLC for the quarter ended June 30, 2007 (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CBD Media LLC.

Date: August 9, 2007
	By:	/s/ DOUGLAS A. MYERS
	Name:	Douglas A. Myers
	Title:	Chief Executive Officer

Date: August 9, 2007
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